Form 10-Q
period 2012-06-30
US NUCLEAR CORP.
filed 2012-07-16
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54617

US Nuclear Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Robert I. Goldstein
7051 Eton Avenue
Canoga Park, CA	91303

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 883 7043

APEX 3 Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 16, 2012, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2012
AND FOR THE PERIOD FROM FEBRUARY 14, 2012
(DATE OF INCEPTION) TO JUNE 30, 2012

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Balance Sheet

As of June 30, 2012
ASSETS
Current Assets

Cash	-

Total Current Assets	-

TOTAL ASSETS	-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to Related Party	1,500
Total Current Liabilities	1,500

TOTAL LIABILITIES	1,500

Stockholders’ Equity (Deficit)

Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2012 )	1,000
Deficit accumulated during development stage	(2,500)

Total Stockholders’ Equity (Deficit)	(1,500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-

See Notes to Financial Statements

 US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statement of Operations

	Three Months Ended June 30, 2012	Feb 14, 2012 (inception) through June 30, 2012

Revenues

Revenues	-	-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	500	2,500

Total General & Administrative Expenses	500	2,500

Net Loss	(500)	(2,500)

Basic loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)  (A Development Stage Company)
Statement of Cash flows

	Three Months Ended June 30, 2012	Feb 14, 2012 (inception) through June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(500)	(2,500)

Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	(500)	(1,500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	500	1,500

Net cash provided by (used in) financing activities Cash from a related party	500	1,500

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to found for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)  (A Development Stage Company)
Notes to Financial Statements
For the Period from  February 14, 2012 (inception) to June 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

US Nuclear Corp, (formerly known as APEX 3 Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on February 14, 2012and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No740 ( ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

 Income tax expenses or benefits due to the Company not having any material operations for period ended  June 30, 2012.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

An officer and director of the Company performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company loaned $1,000 to the Company during the period. There are no specific term and no interest on this loan.

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

There is no commitment or contingency to disclose during the quarter ended June 30, 2012.

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

On May 18, 2012, the Company elected Richard Chiang as a director on the company’s Board of Directors.  He has retained an equity interest of 8.5% of the outstanding common shares of US Nuclear Corp. (f/k/a APEX 3 Inc) as a director.

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

Robert I. Goldstein, our Chief Executive Officer and Director, is the beneficial owner of  9,150,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended  June 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation	(i)	10		3.1	02/14/2012
3.2	By-Laws	(ii)	10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate	(iii)	10		4.1	02/14/2012
10.1	Share Purchase Agreement dated April 18, 2012.	(iv)	8-K		10.1	04/24/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp. (f/k/a APEX 3, INC.)

Dated:  July 16, 2012

By: /s/ Robert I. Goldstein Robert I. Goldstein, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors