Form 10-Q
period 2013-03-31
US NUCLEAR CORP.
filed 2013-04-15
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013

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

Registrant’s telephone number, including area code: (818) 883-7043

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2013
AND FOR THE PERIOD FROM FEBRUARY 14, 2012
(DATE OF INCEPTION) TO MARCH 31, 2013

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related party	$5,304	$3,436
Accounts Payable	931	868
Total Current Liabilities	6,235	4,304

TOTAL LIABILITIES	6,235	4,304

Shareholders' Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	1,000	1,000
Deficit during Development Stage	(7,235)	(5,304)

Total Stockholders’ Equity (Deficit)	(6,235)	(4,304)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statements of Operations

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012		February 14, 2012 (inception) through March 31, 2013

Revenues

Revenues		$-	$-		$-

Total Revenues		-	-		-

General & Administrative Expenses

Organization and related expenses		1, 931	2,000		7,235

Total General & Administrative Expenses		1,931	2,000		7,235

Net Loss	$	(1,931)	$(2,000)	$	(7,235)
Basic loss per share		$(0.00)	$(0.00)		$(0.00)

Weighted average number of common shares outstanding		10,000,000	10,000,000		10,000,000

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statement of Cash flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	February 14, 2012 (inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,931)	$(2,000)	$(7,235)
Change in accounts payable	63	-	931
Changes in working capital	-	1,000	1,000

Net cash provided by (used in) operating activities	(1,868)	(1,000)	5,304)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	1,868	1,000	5,304
Net cash provided by (used in) financing activities	1,868	1,000	5,304

Net increase (decrease) in cash	-	-	-

Cash at beginning of year	-	-	-

Cash at end of year	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-	-

Income taxes paid	-	-	-

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Period from February 14, 2012 (inception) to March 31, 2013

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1000, in exchange for 10,000,000 shares of common stock. A related party loaned $ 5,304 to the Company. This loan carries no interest but is due on demand.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

10

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2013.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 15, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

On May 18, 2012, the Company elected Richard Chiang as a director on the company’s Board of Directors, and subsequently on March 31, 2013, he resigned as a director from the Registrant.  He has retained an equity interest of 8.5% of the outstanding common shares of US Nuclear Corp. (f/k/a APEX 3 Inc).

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

Item 4.Controls and Procedures.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

US Nuclear Corp (f/k/a, APEX 3, INC.)

Dated: April 15, 2013

By: /s/ Robert I. Goldstein Robert I. Goldstein, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

