Form 10-Q
period 2013-06-30
US NUCLEAR CORP.
filed 2013-07-24
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2013

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

1

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2013
AND FOR THE PERIOD FROM FEBRUARY 14, 2012
(DATE OF INCEPTION) TO JUNE 30, 2013

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to a related party	$9,603	$3,436
Accounts Payable	-	868
Total Current Liabilities	9,603	4,304

TOTAL LIABILITIES	9,603	4,304

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	1,000	1,000
Deficit accumulated during development stage	(10,603)	(5,304)
Total Stockholders’ Equity (Deficit)	(9,603)	(4,304)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statements of Operations

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	From February 14, 2012 (inception), June 30, 2012	From February 14, 2012 (inception) through June 30, 2013

Revenues

Revenues	—	—	—	—	—

Total Revenues	—	—	—	—	—

General & Administrative Expenses

Organization and related expenses	3,368	500	5,299	2,500	10,603

Total General & Administrative Expenses	3,368	500	5,299	2,500	10,603

Net Loss	(3,368)	(500)	(5,299)	(2,500)	(10,603)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statement of Cash flows

	Six Months Ended June 30, 2013	February 14, 2012 (inception) through June 30, 2012	February 14, 2012 (inception) through June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(5,299)	(2,500)	(10,603)
Change in accounts payable	(868)	—	—
Changes in working capital	—	1,000	1,000

Net cash provided by (used in) operating activities	(6,167)	(1,500)	(9,603)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	6,167	1,500	9,603

Net cash provided by (used in) financing activities

Net increase (decrease) in cash	—	—	—

Cash at beginning of year	—	—	—

Cash at end of year	—	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	—	1,000	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	—	—	—

Income taxes paid	—	—	—

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Period from February 14, 2012 (inception) to June 30, 2013

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1000, in exchange for 10,000,000 shares of common stock. During the period an officer and director of the Company paid $1000 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended June 30, 2013.

10

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including July 24, 2013 which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
19

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp (f/k/a, APEX 3, INC.)

Dated: July 24, 2013

By: /s/ Robert I. Goldstein Robert I. Goldstein, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

