Form 10-Q
period 2013-09-30
US NUCLEAR CORP.
filed 2013-11-04
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2013, the issuer had 10,700,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013
AND FOR THE PERIOD FROM FEBRUARY 14, 2012
(DATE OF INCEPTION) TO SEPTEMBER 30, 2013

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to a related party	$10,901	$3,436
Accounts Payable	2,000	868
Total Current Liabilities	12,901	4,304

TOTAL LIABILITIES	12,901	4,304

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,700,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	1,070	1,000
Deficit accumulated during development stage	(13,971)	(5,304)
Total Stockholders’ Equity (Deficit)	(12,901)	(4,304)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statements of Operations

(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	For the Nine months ended, September 30, 2013	From February 14, 2012 (inception), September 30, 2012	From February 14, 2012 (inception) through September 30, 2013

Revenues

Revenues	$—	$—	$—	$—	$—

Total Revenues	—	—	—	—	—

General & Administrative Expenses

Organization and related expenses	3,368	1,436	8,667	3,936	13,971

Total General & Administrative Expenses	3,368	1,4361	8,667	3,936	13,971

Net Loss	$(3,368)	$(1,436)	$(8,667)	$(3,936)	$(13,971)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,116,667	10,000,000	10,038,889	10,000,000	10,000,000

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Statement of Cash flows

(unaudited)

	Nine Months Ended September 30, 2013	February 14, 2012 (inception) through September 30, 2012	February 14, 2012 (inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(8,667)	$(3,936)	$(13,971)
Change in accounts payable	(1,132)	936	2,000
Changes in working capital		1,000	1,000

Net cash provided by (used in) operating activities	(7,535)	(2,000)	(10,971)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	7,465	2,000	10,901
Proceeds from stock issuance	70		70
Net cash provided by (used in) financing activities	7,535	2,000	10,971

Net increase (decrease) in cash			—

Cash at beginning of year	—	—	—

Cash at end of year	—	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	—	1,000	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	—	—	—

Income taxes paid	—	—	—

See Notes to Financial Statements

US Nuclear Corp. (f/k/a APEX 3 INC.)
(A Development Stage Company)
Notes to Financial Statements
For the Period from February 14, 2012 (inception) to September 30, 2013

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. During the period a related party of the Company paid $1,368 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. On August 15, 2013, the Registrant sold an aggregate of 700,000 shares of its common stock for aggregate consideration of $70 (a per-share price of $.0001, being the par value of the shares).

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,700,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 30, 2013.

NOTE 7.  SUBSEQUENT EVENTS

On October 15, 2013, US Nuclear Corp f/k/a APEX 3 Inc, a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger with Optron Scientific Company Inc, (“Optron”) which operates its business under the trade name Technical Associates and is the parent company of Overhoff Technology Corp.. Under this agreement, US Nuclear Corp acquired Optron, a California corporation, in which the shareholders of Optron received common stock in US Nuclear Corp, in exchange for their shares in Optron. Under the terms and conditions of the merger, the Company, continues to be a Delaware corporation. As part of the Agreement and Plan of Merger, effective as of October 15, 2013, US Nuclear Acquisition Corp, a California corporation and a wholly-owned subsidiary of US Nuclear Corp “Merger Sub” entered into a share exchange agreement with Optron Scientific Company Inc, and Robert I. Goldstein, the sole shareholder of Optron Scientific Company Inc, a California company.   Pursuant to the Agreement and Plan of Merger, US Nuclear Corp agreed to issue an aggregate of 9,150,000 shares of its common stock in exchange for all of the issued and outstanding securities of Optron Scientific Company Inc (the “Share Exchange”).  The Share Exchange closed on October 15, 2013.

Management has evaluated subsequent events up to and including November 4, 2013 which is the date the statements were available for issuance and determined there are no reportable subsequent events except as disclosed above.

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

On August 15, 2013, the Registrant sold an aggregate of 700,000 shares of its common stock for aggregate consideration of $70 (a per-share price of $.0001, being the par value of the shares). The shares were sold to an accredited investor, Richard Chiang, the former President and Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Registrant. He has retained an equity interest of 14.5% of the outstanding common shares of US Nuclear Corp. (f/k/a APEX 3 Inc). An 8-K and Form D filing was made to disclose this event on SEC Edgar.

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

Control by Management.

Management currently owns 85.5% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger		8-K		2.1	10/17/2013
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
3.4	Certificate of Merger		8-K		3.4	10/17/2013
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Share Purchase Agreement dated April 18, 2012.		8-K		10.1	04/24/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp (f/k/a, APEX 3, INC.)

Dated: November 4, 2013

By: /s/ Robert I. Goldstein Robert I. Goldstein, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

