Form 10-K
period 2013-12-31
US NUCLEAR CORP.
filed 2014-04-14
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54617

US NUCLEAR CORP.
(Exact Name of Registrant as Specified in its Charter)
Delaware	45-4535739
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Robert I. Goldstein

7051 Eton Avenue

Canoga Park, CA 91303

(Address of principal executive offices)

(818) 883-7043

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company.)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0 as of June 30, 2013.

The number of shares of the Registrant’s common stock outstanding as of March 31, 2014 was 11,150,000.

2

US NUCLEAR CORP.

2013 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Corporate History

US Nuclear Corp f/k/a APEX 3 Inc., was incorporated in the State of Delaware on February 14, 2012, and has since amended its name to US Nuclear Corp., (“US Nuclear”) on May 4, 2012 with the State of Delaware. US Nuclear Corp was formed as a vehicle to pursue a business combination with an operating company that would have perceived benefits of becoming a publicly traded corporation.  Optron Scientific was incorporated in the State of California in 1971 and is the operating company of US Nuclear Corp with two divisions, Optron Scientific Company, Inc., doing business as (“DBA”) Technical Associates and Overhoff Technology Corporation, both of which design, manufacture and market detection and monitor systems that are used to detect and identify radioactive material, leaks, waste, contamination, biohazards, nuclear material, as well as products used in airports, cargo, screening as ports and borders, government buildings, hospitals, and other critical infrastructure, as well as by the military and emergency responder services The company uses a wide range of technologies including x-ray, trace detection, millimeter-wave, infra-red, tritium detection, and diagnostics in its product applications.

 US Nuclear Corp is a smaller reporting company under SEC Rule 405 because it is currently not trading, has a public float of zero and annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.  As a smaller reporting company, pursuant to Rule 8-01 of Regulation S-X, the Company is only required to produce financial statements as follows: (a) audited balance sheet as of the end of each of the most recent two fiscal years, or as of a date within 135 days if the issuer has existed for a period of less than one fiscal year, (b) audited statements of income, cash flows and changes in stockholders' equity for each of the two fiscal years preceding the date of the most recent audited balance sheet (or such shorter period as the registrant has been in business), and (c) interim reviewed financial statements for the current period if the filing is more than 135 days after the end of your fiscal year.  Any and all amendments shall include updated interim or audited financial statements if the financial statements in the prior filing are more than 135 days old.

On October 15, 2013, US Nuclear Corp f/k/a APEX 3 Inc., a Delaware corporation (the "Company"), entered into an Agreement and Plan of Merger between the Company, Robert I. Goldstein, US Nuclear Acquisition Corp ("Merger Sub"), a California corporation and Optron Scientific Company, Inc. dba Technical Associates, ("Optron Scientific") a California corporation and the parent company of Overhoff Technology Corp. The Agreement and Plan of Merger provided for the acquisition by the Company of all of the outstanding shares of Optron Scientific through a reverse merger of Merger Sub into Optron Scientific, the surviving corporation. We have filed the Agreement and Plan of Merger as Exhibits 3.4 and 2.1 with this statement and with the State of California.

As part of the Agreement and Plan of Merger with Optron Scientific the parties agreed to an exchange of shares, in which all of the 98,372 issued and outstanding shares of Optron Scientific were exchanged for 9,150,000 shares of the Company.

Prior to the share exchange, Mr. Goldstein was the sole owner of 98,372 shares of Optron Scientific Company, Inc., which represented all of the outstanding shares of Optron Scientific Company, Inc. Mr. Goldstein was the owner of 9,150,000 shares of US Nuclear Corp prior to the merger, and 9,150,000 shares of US Nuclear Corp were issued to him as a result of the merger in exchange for 98,372 shares of Optron Scientific Company, Inc.

In conjunction with the Agreement and Plan of Merger, US Nuclear Corp, Optron Scientific and Robert I. Goldstein entered into a Cancellation Agreement which provided for the cancellation of 9,150,000 shares of US Nuclear Corp held by Robert I. Goldstein, in consideration of his entering into the Agreement and Plan of Merger, which provided for his right to acquire 9,150,000 shares of US Nuclear Corp after it had the value of the ownership of Optron Scientific. As part of the consideration for the merger transaction, the share value of Mr. Goldstein's shares of the Company prior to the merger was estimated at the par value of the shares, or 9,150,000 times the par value of .0001 per share. After the merger, the newly issued 9,150,000 shares of the Company held by Mr. Goldstein had a value of 85.51 percent of the total value of the outstanding stock of the Company after its acquisition of all of the stock of Optron Scientific. The Agreement and Plan of Merger was signed by Mr. Goldstein in his individual capacity and as President and Chief Executive Officer of the Company and as President and Chief Executive Officer of Optron Scientific, and of Merger Sub. The Cancellation Agreement was signed by Mr. Goldstein in his individual capacity and as President, and Chief Executive Officer of the Company and of Optron Scientific. The Corporate Secretary of each of the companies, Darian B. Andersen, also signed on behalf of each of the companies. The remaining 1,550,000 outstanding shares of US Nuclear Corp, which are held by Richard Chiang, were unaffected by the Cancellation Agreement.

Following the merger we provide a full line of radiation detection equipment and services to clients industries that range from nuclear reactor plants, universities, local and state hospitals, government agencies, and emergency medical technicians or EMT/first responders. The Company’s nuclear radiation safety detection equipment company has its roots from the famous Manhattan Project of the 1940s. In 1971, Allen Goldstein, the father to our current President and CEO, Robert Goldstein, acquired the assets of Technical Associates and incorporated the company. The Company designed and built the first industrial grade radiation monitors and continues to innovate its legacy with new product engineering for radiation measurement and safety instruments. The Company designs and manufactures nuclear radiation detection and safety equipment, survey meters, air and water monitors, port security equipment and tritium air monitors. The Company’s customers are diverse groups such as Homeland Security, Lawrence Livermore Labs, Los Alamos National Labs, Department of Defense, FBI, CIA, US Navy, Chevron Corporation, Bechtel Corporation, Biotechnology Laboratories, Hospitals, Universities, and Civil Emergency Management departments such as Fire, Paramedics and Law Enforcement. The Company is headquartered in Canoga Park, California and the Company can be accessed through its websites on the Internet at usnuclearcorp.com, tech-associates.com and overhoff.com.

The Company’s two divisions consisting of Optron Scientific Company Inc., DBA Technical Associates and Overhoff Technology Corporation offer over 200 products that service and address the nuclear power industry, domestically and internationally. Technical Associates specializes in the design and manufacture of radiation detection equipment monitors and hand held devices, while Overhoff Technology Corporation specializes in the design and manufacture of tritium air monitors and water monitors. The Company also offers Neutron Generators from JIDDTEK Pty. for resale.

Technology and Products

The Company designs and develops both technologies in-house by its CEO, Robert I. Goldstein as well as offers products from other manufacturers. Mr. Goldstein’s extensive experience in the field of nuclear radiation detection has allowed the Company to achieve significant recognition that has been approved by US Federal standards set by the Environmental Protection Agency (EPA), Food and Drug Administration (FDA) and the Nuclear Regulatory Commission (NRC). The Company has complete ownership of all of its technology and there are no licenses held by any outside party. No persons, company, vendor, distributor or contractor holds any title or claim to any of the Company’s work or technology. The Company believes that its technology and business is defensible due to the fact that the barriers of entry are high and technically complex. The Company has sought out niche markets in its business by becoming a leading category player in devices such as Tritium equipment.

The Company’s products consist of radiation water monitors, tritium monitors, air and water monitors, nano-second x-ray monitors, medical radiation detection equipment and vehicle, personnel, exit and room monitors. The Company also offers handheld survey meters/dosimeters, and port security equipment, along with supporting software and services.

Radiation Water Monitors

US Nuclear Corp’s radiation water monitors allow detection of radioactive materials in drinking water, ground water, rainfall, rivers, and lakes. In order to detect radioactive materials, the emitted radiation must travel from the radiation emitter to the detector. Alpha, Beta, Gamma, and Neutron radiation moves well through air, but poorly through water. The complexity of detecting radiation in water and developing an efficient monitor has given the Company’s monitors a reasonable edge against competitors, and for this reason, has limited competition in the water monitor business. The Company has invested more than ten years developing highly sensitive detectors for this market, giving it a clear advantage over competitors. The Company’s radiation water monitors are used to check for radioactive materials being released as liquid effluent in drain pipes by universities, hospitals, pharmaceutical companies, oil and gas extraction facilities, industrial chemical plants, and nuclear reactor plants.

Tritium Monitors

For the past 20 years, Overhoff Technology has been devoted exclusively to the design, manufacturing and servicing of Tritium monitors. Overhoff Technology has leading control over market share in the Tritium monitor space as the top maker of Tritium monitors. Tritium monitors use a highly delicate process and are particularly dependent on the selection of the finest materials such as Teflon for low leakage insulators and nafion membranes for separation of noble gas from Tritium. The Company’s Overhoff DC amplifiers called “electrometers” are stable with the ability to register small currents down to the femto-ampere level, 10-13 to 10-15ampre range. The Overhoff electrometer also has the unique ability to reject false counts from Radon gas. Because Tritium is a radioactive material, the NRC regulations and state health agencies require Tritium to be measured at every nuclear power plant, all national laboratories, in the nuclear powered Navies of the United States, France and the United Kingdom, at weapons facilities, at pharmaceutical and pesticide research facilities, and at Fusion Power research sites.

Air and Water Monitors

The Company’s Overhoff Air Monitors come in both hand-held portables and mid-to large-sized air and stack monitors. These are classified as Dual Ion Chamber style detectors or Dual Proportional Detectors. The sample flows into one chamber where ionization current is measured, and at the same time a sealed background detector of the same volume measures the ionization current due to any external gamma emitters plus the addition of background from radioactive minerals in the soil with cosmic rays. The current from the background chamber is subtracted from the current in the main sample chamber to give the net tritium level without distortion from radon or gamma in the background. In nuclear power plants, radioactive noble gases are also in the air stream in small or large quantities. Overhoff combats this problem using Dow Chemical Nafion tubing which physically separates the noble gases from the tritium oxide prior to measurement. The Company is currently expecting a large number of its users and larger numbers of its competitor’s customers will need to replace or supplement their current air and stack monitors to combat the two biggest pollution nuclides now coming out of nuclear power plants, tritium and C-14. As of today, only US Nuclear Corp offers these full service monitors.

Nano-Second X-Ray Monitors

The Company has recently introduced a hand held TBM-IC-PLUSE-X survey meter for the US Navy. These new meters protect sailors and the general public from the new Nano-Second X-Ray machines now being deployed to check for welding and corrosion flaws in military hardware from fighter jets to battle ships.

 Air and Stack Monitors

The Company offers several air and stack monitors such as vehicle monitors, personnel monitors and exit monitors, small portables such as survey meters, laboratory analysis systems, room monitors, package and luggage monitors, port security equipment, and water monitors. Many of its air and stack monitor unit prices have increased in price within the past 4 years due to the trend in market forces seeking integration and additional features. The current demand for stack monitors due to the Fukushima Dai-ichi, Japan disaster has increased pressure for nuclear power plants to replace aging equipment. According to the Nuclear Regulatory Commission, the average age of a stack monitor at a source site is 30 years. This replacement process is expected to have a beneficial impact on suppliers of full service stack monitors. The majority of damaging radioactivity now being released is tritium and carbon-14. Through its Overhoff Technology division, it holds a strong position in this market due to its monitor’s tritium and carbon-14 capability, offering a more advanced solution than that of its competition.

Vehicle Monitors, Personnel Monitors, Exit Monitors and Room Monitors

The Company’s suite of radiation monitors can be used in various scenarios where humans may come into contact with radiation contamination. The Company’s Vehicle Monitors, Personnel Monitors, Exit Monitors and Room Monitors are effective tools in detection of radiation in hospitals where radioactivity is used in many departments such as nuclear medicine, oncology, blood labs, and imaging. Since radiation is also used in diagnosing and treating cancer, and since some cancers can develop in any organ, each department in a hospital becomes involved, from ophthalmology to thoracic medicine. Additionally, the Company’s monitors are used to check hospital laundry to detect any radiation on clothes as well as in trash bins before they are picked up by the applicable waste management team. Lastly, the Company’s monitors can be placed in the entrance of hospitals in case there is an incident at a nearby nuclear power plant. These monitors are the first line of defense against further contamination, by providing early warning detection; doctors can provide treatment without placing other patients and staff in direct contact with patients who are contaminated with radiation.

Handheld Survey Meters and Personal Dosimeters, Pocket Micro-R Meters

The Company’s survey meters are light-weight, hand-held radiation detectors. They function as general purpose radiation survey meters, but also serve as special purpose survey meters. For example, the Company’s radon monitors are used in mines where workers are at risk for breathing radon gas along with air. The Company’s surface monitors are used in hospitals, research labs, even in high school chemistry and physics labs to check for radioactive contamination on lab benches. Friskers are used to check if worker’s hands or shoe bottoms have picked up any radiation contamination and the Company’s Gamma survey meter check packages at post offices or airports for radiation, along with scrap metals at collection points and again before it is accepted for processing.

Port Security Equipment

Due to increased terror threats from IED (Improvised Explosive Devices), dirty bombs and potential radioactive materials following 9/11 at shipping ports, we began utilizing passive detectors to review radiation emanating from inside containers. While other port security scanners generally use radioactive materials or x-ray generating machines to check everything from shipping containers, Federal Express, USPS (United States Postal Service) packages, and luggage for contraband, our scanner solutions do not use radiation, allowing for safe usage by investigators. We were approached by the FDA after the events of 9/11, and we designed our P-8Neon Quick-Scan X-ray detector to provide complete scanning without releasing any harmful radiation in the process. Our RAD-CANSCAN machines can measure which shipping containers hold radioactive materials by mapping inside the container so that TSA personnel will know the results without having to open each container. Additionally, our TBM-6SPE is a multi-detector system that lets an investigator check specifically for each of the four main emissions of radiation, Alpha, Beta, Gamma and Neutrons.

Software

The Company’s Overhoff Overview software program provides centralized radiation and environmental monitoring for entire facilities within one building or several square miles allowing monitoring of a nuclear power plant or subway station. Overview accepts data from networked radiation detectors, environmental monitors and webcams, and allows the user to view and generate reports on the data, as well as track maintenance due on instruments. Additionally, Overview lets the user see real-time monitoring for differential pressure on containment boxes or rooms. Our software measures gamma and neutron radiation levels, airborne radioactivity levels, temperature and humidity in the facility, status of security doors, wind speed and direction, and barometric pressure.

(b) Item 1A.

Risk Factors.

Risk Factors

Risks Related to Our Business and Industry

Our business is intensely competitive and our revenues are unpredictable as a small company.

We compete with a formidable group of competitors in our business, many of which have greater resources and capabilities than our company. There are numerous companies that have established businesses and command larger market share such as Thermo Fisher Scientific, Canberra Industries, and Mirion Technologies, Ludlum Measurements, Smiths Detection and Lab Impex Systems Ltd. Many of these companies have products and services that compete directly with ours and many of them are supported with larger marketing budgets and sales staff that can provide stronger sales coverage and support to customers than our capabilities. Furthermore, competitors may have technological advantages and may be able to implement new technologies more rapidly than our Company. Additionally, to the extent of our bookings, we cannot accurately predict to a large degree of certainty what annual revenues and income outlook may be. Due to our relatively small size, many factors may contribute to differences in the future and therefore cannot be assured in any manner. The market for nuclear radiation safety equipment is dependent upon a number of factors beyond the Company’s control, which cannot be accurately predicted. Some of these factors include pricing, competition from new entrants, newer technologies, market regulation and government policy, as well as overall market demand. Other factors include fossil fuel energy prices that may have an effect upon nuclear energy demand. Lower oil, natural gas, and coal prices may result in less favorable decisions to pursue nuclear energy as a source of energy.

We rely heavily on our international customers for business and expect to continue to rely on international customers in the future.

Our international revenues were 72.1% of our total revenue in 2013. We expect this to continue to increase as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Government Regulation

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our Chairman and CEO lacks public company experience which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Nuclear Power, Fossil Fuel and Renewal Energy

While the nuclear power industry is a key component in the context of energy supply in the world today there are other competing energy sources that carry less potential risk hazards. Competing energy sources such as fossil fuels, solar, wind and water are strong threats to nuclear power. Each one has its benefits and conversely a negative side. The current landscape of nuclear power according to the Nuclear Regulatory Commission, or NRC, states that as of 2013, there were 100 commercial reactors in operation in the United States, providing about 20% of the country’s total electric energy generation. Additionally, 31 of the 50 US states generate electricity from nuclear power plants, and four states, New Jersey, South Carolina, Connecticut, and Vermont rely on nuclear power for more than 50 percent of their electricity. The United States produced approximately 27% of the world’s gross nuclear-generated electricity in 2010 with France at 17%, Japan 12%, Russia 6%, Germany 5%, South Korea 5%, Ukraine 3%, Canada 3%, Sweden 2%, Spain 2%, the United Kingdom 3% and the rest of the world at 15%. Worldwide, as of January 2013, there are 437 operating nuclear reactors in 29 countries, with 5 nuclear power plants in long term shutdown, and 64 nuclear power plants under construction. The growth in new nuclear power plant construction in the United States has been slower due to issues related to domestic policy and the effects of the Fukushima Dai-ichi nuclear plant accident, foreign countries such as Russia have plans to build 26 new plants by 2020. It is difficult to predict if these plans domestically and internationally will materialize or be postponed indefinitely if negative market forces develop.

Opponents to Nuclear Energy are formidable due to concerns over safety.

Maintaining the demand for our products and future growth in demand will depend in part upon continued acceptance of nuclear technology as a means of generating electricity. In many cases, countries have embraced nuclear technology because alternate means of energy have either been at a high cost with heavy pollution, or other means have not been practical. However, incidents involving nuclear energy production, such as overheating reactors, radiation leaks and reactor melt-downs, can cause a significant decrease in public acceptance of nuclear technology. Adverse events at the Fukushima Daiichi nuclear complex in Japan may have adverse long term effects in some countries. While the long term impact is currently unclear, several countries have suspended operations at existing nuclear power plants. Specifically, on May 30, 2011, Germany announced that in addition to the permanent closure of eight reactors, an additional six reactors will be taken off-line by 2021 and that all remaining reactors to be shut-down by 2022. Switzerland has made a policy decision to phase out of their 5 reactors by 2034. Italy, while not having any operating reactors, has implemented a moratorium on nuclear power. The ultimate results of these safety reviews and/or public resistance to nuclear technology may lead to suspension or cancellation of permitting and development activities, license extensions of existing nuclear facilities, and possibly even the closure of operating nuclear facilities by one or more countries. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and therefore demand for radiation detection equipment.

Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we plan to seek, when management deems advantageous to the Company, to acquire complementary (including competitive) businesses, facilities or technologies and enter into joint ventures.  Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses.  The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business.  We cannot assure you that the anticipated benefits of any acquisitions will be realized.  In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.  Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

We have filed a provisional patent for our product based on our tritium products but hold no current patents on our products, and our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

In general, we rely primarily on a combination of trade secrets, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the technological change that characterizes our business, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

We have currently filed a provisional utility-type patent on our tritium products to protect our intellectual property, but currently rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with prospective joint venture partners, employees and consultants.  We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. Other than the provisional patent, we currently do not hold patents from the United States Patent and Trademark Office on any of our products we manufacture. Our success depends, in part, on our ability to keep competitors from reverse engineering our products, maintain trade secrecy and operate without infringing on the proprietary rights of third parties.  We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that any of our trade secrets and applications will be protected, that we will develop additional proprietary technology that is defensible against theft or will provide us with competitive advantages or will not be challenged by third parties.  Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.  We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest.  In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of any patents we may seek in the future, or in bringing patent infringement suits against other parties.

In December, 2013, we were granted a registered trademark of the US Nuclear Corp name and logo from the United States Patent and Trademark Office and consider it important to the protection of our US Nuclear Corp brands. We have not been nor are we currently involved in or aware of any litigation regarding any of our intellectual property.

Our failure to obtain capital may significantly restrict our proposed operations.

We will need to raise more capital to expand our business. It is anticipated that we will require an additional capital raise of $1.5 million dollars over the next twelve months to fund our business plans. Future sources of capital may not be available to us when we need it or may be available only on unacceptable terms.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Darian B. Andersen, Dell Williamson, the head of our Overhoff division, Ivan Mitev, our lead engineer and Ian Embry in sales. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.  See “Management.”

The loss of any of our executive officers could adversely affect our business.

We depend to a large extent on the efforts and continued employment of our executive officers, one of these officers is employed at another company, and his other responsibilities could take precedence over his duties to us. The time Mr. Andersen plans to devote to our business will primarily be based upon the financial accounting duties as CFO. We do not carry keyman life insurance on any of our executive officers.

Competition from other radiation detection or related companies could result in a decrease our business and a decrease in our financial performance.

We operate in the highly competitive industry. Many of our current and potential competitors, including larger multinational companies, domestic manufacturing companies with multiple product lines in radiation detection products have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than US Nuclear Corp. In addition, many of these competitors may be able to devote significantly greater resources to:

— research and development of new products

— attracting and retaining key employees;

— maintaining a large budget for marketing and promotional expenses

— providing more favorable credit terms to suppliers and channel distributors

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our Chairman and CEO lacks public company experience which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

 Regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), increase the cost of doing business and may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

 We are a public company.  The current regulatory climate for public companies, even small and emerging growth companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC.  Further, recent and proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with SOX Section 404 regarding internal controls over financial reporting.  Our management’s evaluation over our internal controls over financial reporting may determine that material weaknesses in our internal control exist.  If, in the future, management identifies material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Our Certificate of Incorporation and By-Laws provide, with certain exceptions as permitted by Delaware corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our Certificate of Incorporation and By-Laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, to grow our business, to expand into new markets, or to provide new services.  As such, the anticipated benefits of those acquisitions may never be realized.

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

—	difficulties in assimilating the operations and employees of acquired companies;

—	diversion of our management’s attention from ongoing business concerns;

—	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

—	additional expense associated with amortization of acquired assets;

—	additional expense associated with understanding and development of acquired business;

—	maintenance and implementation of uniform standards, controls, procedures and policies; and

—	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

We must attract and retain skilled personnel.  If we are unable to hire and retain technical, sales and marketing, and operational employees, our business could be harmed.

Our revenues are generated by the sales of our radiation detection products from our direct sales, sales to catalogs, distributors and to a lesser extent, our website.  Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We intend to hire additional employees, including engineers, sales and marketing employees and operational employees.  The competition for engineers, qualified sales, technical, and managerial personnel in the technology and manufacturing community, is intense, and we may not be able to hire and retain sufficient qualified personnel.  In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

There can be no assurance that we will be able to manage our expansion through acquisitions effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with Securities and Exchange Commission rules that implement Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. At such time as we cease to be an “emerging growth company,” as defined by the JOBS Act, we will be required to comply with Section 404. We may subsequently identify material weaknesses or significant deficiencies in addition to those previously identified that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our operating results and financial condition.

Our President and Chief Executive Officer and our Chief Financial Officer do not presently draw an annual salary or bonus.

Robert I. Goldstein, in his role as President and CEO has not taken an annual salary or bonus from our company for his services. While he has agreed not to claim compensation from previous years, there is no reasonable expectation that this will continue and his decision may change in the near future and may have an impact on our financial statements. Our Chief Financial Officer Darian B. Andersen does not currently draw a salary or bonus. It is our intent to compensate him with a monthly salary of $6,500 upon a successful capital raise.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of SOX. The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) enacted on April 5, 2012, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — JOBS Act” for additional information on when we may cease to be deemed to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

A large percentage of our business comes from international operations and may affect financial results in U.S. dollar terms and could negatively impact our financial results.

A large percentage of our revenues come from international operations. As of 2013, our revenues generated from international operations were 72.1% of total revenue. We expect this trend to continue into the near future and have no system in place to combat currency risk.

Risks Related to Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and the price of our common stock may fluctuate significantly.

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

—	competition from other radiation detection companies or related businesses;
—	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;
—	changes in key personnel;
—	entry into new geographic markets;
—	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;
—	changes in operating performance and stock market valuations of other radiation detection and related companies;
—	investors’ perceptions of our prospects and the prospects of the nuclear power industry;
—	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;
—	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
—	announcements relating to litigation;
—	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
—	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
—	the development and sustainability of an active trading market for our common stock;
—	future sales of our common stock by our officers, directors and significant stockholders; and
—	changes in accounting principles affecting our financial reporting.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

The stock markets and trading facilities, including the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities in many companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be 1 year if our common stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the merger, we were a shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

—	The issuer of the securities that was formerly a shell company has ceased to be a shell company,
—	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,
—	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
—	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in these Risk Factors, we shall also be required to comply with Section 404. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors, potentially decreasing our stock price.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

—	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

—	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

—	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

—	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we may choose “opt out” of such extended transition period, and as a result, we would then comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We may remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances.  We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status under the JOBS Act or the timing of such costs.

The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

Our management and director have significant control of our common stock and could control our actions in a manner that conflicts with the interests of other stockholders.

Our executive officers, directors and their affiliated entities together beneficially own approximately 85.5% of our common stock, representing approximately 85.5% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Penny Stock Considerations

Our shares likely will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

—	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

—	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

—	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

—	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Upon the effectiveness of the Company’s contemplated current report under the Securities Exchange Act of 1934, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

 During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Investors should not anticipate receiving cash dividends on our common stock.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have engaged in preliminary discussions with a FINRA Market Maker to file our application on Form 211 with FINRA, but have not reached a final agreement.

Quantitative and Qualitative Disclosures about Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. While we do have significant sales outside the United States, all of our sales are settled with US currency, and we do not currently own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

—	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

—	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Authorization of Preferred Stock

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

Control by Management

As of December 31, 2013, Management currently owns 85.5% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

— Election of the board of directors;

— Removal of any directors;

— Amendment of the Company’s certificate of incorporation or bylaws; and

— Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our Officers and Directors also own 85.5% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry and To Other Businesses.

ITEM 2. PROPERTIES

US Nuclear Corp is headquartered in Canoga Park, CA, and occupies a 6,000 square foot leased facility and 8,000 square foot leased facility in Milford, Ohio. The office is divided among the Company’s various disciplines: management, finance, customer service, sales, marketing and customer service, with 25% of the available space dedicated to inventory. Each location has a bookkeeper, production manager, assembly supervisor, production workers, and customer service staff.

The Company’s executive offices are located in Canoga Park, CA, at 7501 Eton Avenue, Canoga Park, California 91303. The following table lists the locations of all its current locations. The lease payment for each facility is approximately $6,000, paid monthly. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

Location	Address	Size
Canoga Park, California	7501 Eton Avenue	6,000 square feet
Canoga Park, CA 91303
Milford, Ohio	1160 U.S. Route 50	8,000 square feet
Milford, OH 45150

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Authorized Capital Stock

Our authorized capital stock consists of (i) 100,000,000 shares of common stock, and (ii) 5,000,000 shares of preferred stock, in each case with a par value of $0.0001 per share. As of December 31, 2013, we had (i) 10,700,000 shares of common stock outstanding, held of record by 2 shareholders, and (ii) no shares of preferred stock outstanding. As of March 28, 2014, there are 11,150,000 shares of common stock outstanding, held of record by 2 shareholders.

Description of Capital Stock

The following is a summary of the rights of our capital stock and certain provisions of our articles of organization, as amended, and by-laws.  For more detailed information, please see our articles of organization, as amended, and by-laws filed as exhibits to this Current Report on Form 10-K. Each holder of the Company’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders and do not have cumulative voting rights.  An election of directors by our shareholders shall be determined by a plurality of the votes cast by the shareholders entitled to vote on the election.  The holders of Common Stock are entitled to receive pro rata dividends, when and as declared by the Board of Directors in its discretion, out of funds legally available therefore, but only if all dividends on the Preferred Stock have been paid in accordance with the terms of such Preferred Stock and there exists no deficiency in any sinking fund for the Preferred Stock.

Dividends on the Common Stock are declared by the Board of Directors. The payment of dividends on the Common Stock in the future, if any, will be subordinate to the Preferred Stock and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.  The Company has heretofore never paid any dividends and the Board has no plans for the payment of future dividends.  The Board presently plans for any future surplus income to be reinvested into growing the Company through additional investment.

Preferred Stock

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to neither issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules. We have no present plans to issue any preferred stock.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company’s Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Company’s Form 10 filed with the Securities Exchange Commission on March 2, 2012, as updated by the Company’s Form 8-K filed with the Securities Exchange Commission on October 15, 2013.

Dividends

We have not paid any dividends on our common stock and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends subsequent to a business combination, if any, will be within the discretion of our then existing board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

On August 15, 2013 the Company sold an aggregate of 700,000 shares of its common stock to Mr. Chiang in a private offering transaction. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because the Registrant believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue for the year ended December 31, 2013 decreased by 9.8%, with revenues of $2,353,860 compared to $2,609,659 for 2012. The revenue breakdown is as follows:

North America 36%

Asia (Including Japan) 49%

Other 15%

General and administrative expense increased by 43% over 2012 to $1,157,599 for the year ended December 31, 2013 up from $809,309 for the year ended December 31, 2012; the increase is mainly attributed to some general costs associated with professional fees and payroll and related costs..

Professional fees increased by 993% to $185,119 for the year ended December 31, 2013 compared to $16,930 in the prior year. During 2013 fees were incurred for consulting as well as audit, legal and accounting services required for the Company’s quarterly filings.

Depreciation and amortization expense decreased by 79.9% to $3,694 for the year ended December 31, 2013 compared to $18,428 for 2012.

At December 31, 2013, total assets increased by 19.4%, to $2,867,849 from $2,401,233 for 2012 principally related to an increase in inventory and accounts receivable.

At December 31, 2013, total liabilities increased by 70.9% to $1,226,241from $717,681 for 2012 principally related to an increase in the line of credit borrowings and note payable to the principle shareholder.

Net income decreased by106.1%, to a net loss of $29,045 for the year ended December 31, 2013 compared a net income of $491,476 for 2012.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

US Nuclear Corp f/k/a APEX 3 Inc., was incorporated in the State of Delaware on February 14, 2012, and has since amended its name to US Nuclear Corp., (“US Nuclear”) on May 4, 2012 with the State of Delaware. US Nuclear Corp was formed as a vehicle to pursue a business combination with an operating company that would have perceived benefits of becoming a publicly traded corporation.  Optron Scientific was incorporated in the State of California in 1971 and is the operating company of US Nuclear Corp with two divisions, Optron Scientific Company, Inc., doing business as (“DBA”) Technical Associates and Overhoff Technology Corporation, both of which design, manufacture and market detection and monitor systems that are used to detect and identify radioactive material, leaks, waste, contamination, biohazards, nuclear material, as well as products used in airports, cargo, screening as ports and borders, government buildings, hospitals, and other critical infrastructure, as well as by the military and emergency responder services The company uses a wide range of technologies including x-ray, trace detection, millimeter-wave, infra-red, tritium detection, and diagnostics in its product applications.

Since our acquisition of Overhoff Technology in 2006, we have had discussions with other companies in our industry for an acquisition. While we targeted Overhoff due to its unique position in the tritium market, we have not commenced an acquisition since our Overhoff Technology acquisition; we believe in part the reason was due to lack of additional capital, our status as a privately-held entity at the time, and focus on developing our own products. We will seek out companies that our management believes will provide value to our customers and will complement our business. We will focus on diversifying our product line into a larger range so that our customers and vendors may have a more expansive experience in type, choice, options, price and selection. We also believe that with a more diverse product line we will become more competitive as our industry is intensely competitive.

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 37.8% of our total revenues in 2013 from one customer.We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from ourTechnical Associates division. We are working diligently to increase sales after a disappointing reduction in sales for 2013.

Our international revenues were 72.1% of our total revenue in 2013. We expect this percentage to continue to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

From 2012 to 2013, revenue decreased by 9.8%. In the same period, we recorded a decrease in our gross profit of 15.0%. We recorded a decrease in our income from operations of 523,639 for 2012 to a loss from operations of $24, 389 for 2013 due to a decrease in sales and with an increase in our COGS (cost of goods sold) of 43.3%, and an increase in our SG&A (selling, general and administrative expenses) of 43.0% also within the same period. The Optron Scientific Company, Inc. Division experienced a significant increase in professional fees primarily attributable to our plans to move toward public tradability of our shares, for expenses related to auditing and preparation. We also had a significant labor cost increase. We can make no assurances of our ability to maintain any level of profitability.

Additionally, we are inexperienced as a public company and may find it difficult to meet all of the challenges and expenses of being a public company. As we commencing as a public company, we plan to raise capital by offering shares of our common stock or convertible debt to investors.  For the next twelve months, we anticipate we will need approximately $1,500,000 in additional capital to fund our business plans. If we do not raise the required capital we may not meet our expenses and there can be no assurance that we will be able to do so and if we do, we may find the cost of such financing to be burdensome on the Company. Additionally, we may not be able to execute on our business plans due to unforeseen market forces such as lower natural gas prices, difficulty attracting qualified executive staff, general downturn in our sector or by competition as we operate in an extremely competitive market for all of our product offerings.

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week with affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $6,000 for each facility per month.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

—	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

—	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

—	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

—	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of March 30, 2014.

Name	Age	Position
Robert I. Goldstein	65	President, Chief Executive Officer, and Chairman of the Board of Directors
Darian B. Andersen	71	Chief Financial Officer and Secretary
Dr. Gerald Entine	70	Member of the Board of Directors

Officers and Directors

Robert I. Goldstein –President, Chief Executive Officer and Chairman of the Board of Directors: Mr. Goldstein entered the radiation detection industry in 1972 as an applications engineer, production manager, and then general manager for Optron Scientific Company, Inc. DBA, Technical Associates. Mr. Goldstein is a physicist and an award winning specialist in the nuclear radiation detection industry has more than 30 years of experience in the field. He has authored more than 20 white papers and abstract presentations on industrial research use of radiation measurement equipment and instruments. His work has been approved by US Federal standards set by the EPA (Environmental Protection Agency), FDA (Food and Drug Administration), and NRC (Nuclear Regulatory Commission). Mr. Goldstein has also worked closely with and continues ongoing joint development programs with Los Alamos National Lab and Jefferson National Lab. He was instrumental in the acquisition of Overhoff Technology Corp, at the time, the world’s only tritium detection company, in 2006. His experience in the field of radiation detection ranges from development of instrumentation to design and development for air, water and surface applications. He is also an accomplished inventor having invented miniature radiation detectors for use during surgery. Mr. Goldstein graduated from MIT with a BS in Physics and from Stanford University with an MS in Mechanical Engineering. Mr. Goldstein is affiliated with the following scientific groups: Health Physics Society, American Nuclear Society, DOE (US Department of Energy) Tritium Focus Group, Air Monitoring User’s Group and Health Physics Instrument Committee.

Darian B. Andersen – Chief Financial Officer and Secretary:  Mr. Andersen is an attorney in private practice with an emphasis on business law as the owner and principal attorney for General Counsel, PC in Edmond, Oklahoma, where he has been employed since 1995. Mr. Andersen began his legal career in 1969 as a law clerk to the Chief Justice of the Navajo Indian Tribe in Arizona. He became a staff attorney for Ryder System, Inc. a Fortune 500 truck leasing company based in Miami, Florida. He has been employed at Crouse-Hinds Company, which became a subsidiary of Cooper Industries, Wilson Foods Corporation, and Foodbrands America, a Fortune 500 company and publicly traded on NASDAQ from October 1991 to June 1995. Mr. Andersen is an experienced attorney with a focus on business law, business finance law, asset protection, estate planning, litigation, and real estate law. He operates his own law practice in Edmond, Oklahoma. Mr. Andersen’s undergraduate study was at Brigham Young University in Provo, Utah, where he studied English and Accounting, and he holds a JD from the University Of Utah College Of Law, in Salt Lake City, Utah.

Dr. Gerald Entine – Member of the Board of Directors: Dr. Entine is the founder and former majority stockholder of RMD, Inc and RMD Instruments, LLC, which was sold to Dynasil Corporation in 2008. He still retains a substantial interest in Dynasil. He has more than 40 years of experience in both applied and basic scientific research in optics, nuclear sensors and instrumentation and related physics or biophysics-based technologies.

Dr. Entine received his B.Sc. and M.A. in Physics from the University of Pennsylvania. He then received his Ph.D. in physics from the University of California at Berkeley under the direction of two Nobel Laureates: Dr. Melvin Calvin and Dr. Owen Chamberlain. Dr. Entine then joined Tyco Laboratories, a high technology research center in Boston, and conducted studies in semiconductor sensors until 1974, when he founded RMD with technology that RMD acquired from Tyco.

Dr. Entine continues to be involved in research, and has been the Principal Investigator on over a hundred research contracts and grants funded privately and by government. His publications include works in Physics and Instrumentation (48), Basic Chemistry (22), and Medicine & Biophysics (51). Dr. Entine retired from his position as Division Manager of Radiation Monitoring Devices in 2011, at which time the division had a staff of about 90 of which half had Ph.D.'s. He now consults for several technical firms.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors.  We anticipate appointing independent directors as required in the future.

Audit Committee

As of the date of this Report, we did not have a standing Audit Committee.  We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.  As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

Compensation Committee

As of the date of this Report, we did not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors.  The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the date of this Report, we did not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2013.

Code of Ethics

 As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No officer has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

Employment Agreements and Compensation

The Company does not presently have any employment agreements. The Company did not pay compensation to its Officers during 2013. As noted below, our director was paid $1,000 per quarter for acting as such.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2013.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2013.

During the period ended December 31, 2013, we compensated our director $1,000 per quarter for acting as such.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 11,150,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address of all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein President & CEO	9,150,000		82%

Darian B. Andersen, Chief Financial Officer and Secretary	0		*

Dr. Gerald Entine, Member of the Board of Directors	0		*

All Directors and Officers as a Group (3 persons)	9,150,000		82%

Richard Chiang (2)	2,000,000	*	18%

Non Director and Non Officer as a Group (1 person)	2,000,000		18%

Robert I. Goldstein is a member of our Board of Directors and both Robert I. Goldstein and Darian B. Andersen hold executive officer positions.

* indicates less than 1%

(1)	The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 11,150,000 shares of common stock outstanding as of March 28, 2014.

(2)	The address of the stockholder is: 75 Broadway Street, Suite 202, San Francisco, CA 94111.

B. Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Darian B. Andersen, Dell Williamson, Manager of the Overhoff Division, and Ivan Mitev, the Chief Engineer at the Overhoff Division and Ian Embry in sales. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

C. Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings

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

Our officers and director do not receive any compensation for services rendered to the Company since inception, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our CFO and our outside directors intend to devote no more than (25) twenty five hours per week to our affairs.

Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

Subsequent Events

On January 1, 2014, the Company sold an additional 400,000 shares of its common stock to Mr. Chiang in a private offering transaction. The Registrant believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act. Mr. Chiang’s beneficial ownership of the Company is 2,000,000 shares for a total of 18% of the Company’s outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated in our Item 2, Properties disclosure on this Form 10-K, the Company’s executive offices are located in Canoga Park, CA, at 7501 Eton Avenue, Canoga Park, California 91303, and the lease payment for each facility is approximately $6,000, paid monthly. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. Mr. Goldstein holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

Location	Address	Size
Canoga Park, California	7501 Eton Avenue	6,000 square feet
Canoga Park, CA 91303
Milford, Ohio	1160 U.S. Route 50	8,000 square feet
Milford, OH 45150

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by the Company’s auditor Kenne Ruan for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $36,159 and $36,500 for the years ended December 31, 2013 and 2012, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2013 or 2012.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2013 or 2012.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2013 or 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(3). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	3/2/2012
3.2	By-Laws		10		3.2	3/2/2012
4.1	Specimen Stock Certificate		10		4.1	3/2/2012
10.1	Share Purchase Agreement dated April 18, 2013		8-K		10.1	4/24/13
21	Subsidiaries of Registrant	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Nuclear Corp.
By /s/ Robert I. Goldstein Robert I. Goldstein President and Chief Executive Officer Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

U S Nuclear Corp.
By /s/ Robert I. Goldstein Robert I. Goldstein President, Chief Executive Officer and Chairman of the Board of Directors Date: April 15, 2014

By /s/ Dr. Gerald Entine Gerald Entine Member of the Board of Directors Date: April 15, 2014

By /s/ Darian B. Andersen Darian B. Andersen Chief Financial Officer Date: April 15, 2014

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended
December 31, 2013 and 2012	F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Nuclear Corp.

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. US Nuclear Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Nuclear Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

April 11, 2014

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS

CURRENT ASSETS	2013	2012
Cash and cash equivalents	$265,873	$348,439
Accounts receivable	584,813	333,241
Inventory	1,421,642	1,131,574
Other current assets	4,800	-
TOTAL CURRENT ASSETS	2,277,128	1,813,254

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net	20,543	17,803
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,867,847	$2,401,233

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$140,250	$108,438
Accrued liabilities	61,072	37,242
Income taxes payable	-	24,653
Customer Deposit	9,235	-
Line of credit	355,255	218,500
TOTAL CURRENT LIABILITIES	565,812	388,833

Note payable - shareholder	660,429	328,848
TOTAL LIABILITIES	1,226,241	717,681

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDER'S EQUITY:
Preferred stock, $0.0001 pare value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
10,700,000 and 9,150,000 shares issued and outstanding	1,070	915
Additional paid in capital	2,157,064	2,170,120
Accumulated deficit	(516,528)	(487,483)
TOTAL SHAREHOLDER'S EQUITY	1,641,606	1,683,552
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,867,847	$2,401,233

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Sales	$2,353,860	$2,609,659
Cost of goods sold	1,221,426	1,276,721
Gross profit	1,132,434	1,332,938

Selling, general and administrative expenses	1,156,823	809,309

Income from operations	(24,389)	523,629

Other income (expense)
Interest income	—	—
Interest expense	(4,656)	(7,500)
Total non-operating income (expense)	(4,656)	(7,500)

Income before provision for income taxes	(29,045)	516,129

Provision for income taxes	—	24,653

Net income (loss)	$(29,045)	$491,476

Weighted average shares outstanding - basic and diluted	9,476,986	9,150,000

Earnings per shares - basic and diluted	$(0.00)	$0.05

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional		Total
	Common Stock	Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	9,150,000	$915	$2,170,120	$(978,959)	$1,192,076

Net income	—	—	—	491,476	491,476

Balance, December 31, 2012	9,150,000	915	$2,170,120	(487,483)	1,683,552

Shares issued in connection
with reverse merger	1,550,000	155	(13,056)		(12,901)
Net loss	—	—	—	(29,045)	(29,045)

Balance, December 31, 2013	10,700,000	$1,070	$2,157,064	$(516,528)	$1,641,606

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,045)	$491,476
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,694	18,428
Changes in:
Accounts receivable	(251,572)	(131,093)
Inventory	(290,068)	(248,995)
Other current assets	(4,800)
Accounts payable	29,812	26,228
Accrued liabilities	23,830	2,618
Income taxes payable	(24,653)	24,653
Customer deposits	9,235	(174,372)

Net cash provided by (used in) operating activities	(533,567)	8,943

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and improvements	(6,434)	—
Payments on acquisition payable	—	(78,536)

Net cash used in investing activities	(6,434)	(78,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Net receipts on line of credit	136,755	80,435
Payment on note payable - shareholder		—
Proceeds from note payable - shareholder	320,680	172,731

Net cash provided by financing activities	457,435	253,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,566)	183,573

CASH AND CASH EQUIVALENTS
Beginning of the year	348,439	164,866
End of the year	$265,873	$348,439

Supplemental disclosures of cash flow information
Taxes paid	$24,653	$—
Interest paid	$4,656	$7,500

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

 US Nuclear Corp., formerly known as APEX 3, Inc., (the “Company” or “US Nuclear”) was incorporated under the laws of the State of Delaware on February 14, 2012.  On that date, 10,000,000 shares of common stock were issued to its founder, Richard Chiang.  On April 18, 2012, 10,000,000 were sold to Robert Goldstein, subsequently, Mr. Goldstein sold 850,000 shares to Mr. Chiang, leaving Mr. Goldstein with 9,150,000. On May 4, 2012, we amended our name to US Nuclear Corp. On August 15, 2013, Mr. Chiang purchased an additional 700,000 shares of common stock. On October 15, 2013, the Company merged its subsidiary, US Nuclear Acquisition Corp. into Optron Scientific Company Inc. (described below).  On December 31, 2013 there were 10,700,000 shares of common stock outstanding.  On January 1, 2014, Mr. Chiang purchased an additional 450,000 shares of common stock. Optron Scientific Company, Inc. (“Optron”) was incorporated in the State of California on December 24, 1971.

On October 15, 2013, the Company entered into a share exchange agreement and plan of merger with Optron. Pursuant to the agreement, the Company acquired from Optron all of the issued and outstanding capital stock consisting of 98,372 shares of common stock in exchange for 9,150,000 shares of the Company’s common stock.

Concurrently with the closing of the transactions, the Company entered into an agreement with Richard Chiang, the Company’s sole director and chief executive officer, pursuant to which he returned 9,150,000 shares of the Company’s common stock for cancellation. Mr. Chiang was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 10,700,000 shares of common stock issued and outstanding.

The exchange of shares with Optron was accounted for as a reverse acquisition under the purchase method of accounting since Optron obtained control of the Company. Accordingly, the merger of Optron into the Company was recorded as a recapitalization of Optron, Optron being treated as the continuing entities. The historical financial statements presented are the financial statements of Optron. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, US Nuclear, were $12,901.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Optron, the operating entity.

The Company is engaged in developing, manufacturing and selling radiation detection and measuring equipment. The Company markets and sells its products to consumers throughout the world.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2013 and 2012 were $0 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and fixtures	5 years
Leasehold improvement	Lesser of lease life or economic life
Equipment	5 years
Computers and software	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2013 the Company believes there was no impairment of its long-lived assets.

 US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of December 31, 2013 and 2012 the Company performed the required impairment review which resulted in no impairment adjustments.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Sales returns and allowances was $0 for the years ended December 31, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2013 and 2012.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 8.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

Inventory at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Raw materials	$870,758	$750,904
Work in Progress	137,721	95,168
Finished goods	413,163	285,502
	$1,421,642	$1,131,574

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 4 – Property, Equipment and Improvements

The following are the details of the property, equipment and improvements at December 31, 2013 and 2012:

	2013	2012
Furniture and fixtures	$146,073	$143,497
Leasehold Improvements	50,091	49,696
Equipment	212,076	205,643
Computers and software	26,628	26,628
Less accumulated depreciation	(414,325)	(407,661)
Property and equipment, net	$20,543	$17,803

Note 5 – Note Payable Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2015. The amounts due to Mr. Goldstein are $660,429 and $328,848 as of December 31, 2013 and 2012, respectively.

Note 6 – Line of Credit

As of December 31, 2013 the Company had three lines of credit with a maximum borrowing amount of $400,000 and interest from 3.25% to 9.25%. As of December 31, 2013 and 2012, the amounts outstanding under these three lines of credit were $355,255 and $218,500, respectively.

Note 7 – Shareholders’ Equity

There was no stock based compensation incurred during the years ended December 31, 2013 and 2012.

See Note 1 for discussion of shares issued and canceled in connection with the share exchange agreement and plan of merger agreement

Note 8 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio.

The following tables summarize the Company’s segment information for 2013 and 2012:

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31,
	2013	2012

Sales
Optron	$896,784	$902,930
Overhoff	1,457,076	1,706,729
	$2,353,860	$2,609,659

Gross profit
Optron	$494,178	$350,818
Overhoff	638,256	982,120
	$1,132,434	$1,332,938

Income (loss) from operations
Optron	$(121,492)	$20,194
Overhoff	97,103	503,435
	$(24,389)	$523,629

Provision for income taxes
Optron	$-	$24,653
Overhoff	-	-
	$-	$24,653

Net income (loss)
Optron	$(125,114)	$(10,253)
Overhoff	96,069	501,729
	$(29,045)	$491,476

	As of December 31,
	2013	2012
Total Assets
Optron	$952,092	$724,633
Overhoff	1,915,755	1,693,600
	$2,867,847	$2,418,233

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
	$570,176	$570,176

Note 9 – Income Taxes

At December 31, 2013 and 2012, the significant components of the deferred tax assets are summarized below:

F-12

	2013	2012

Approximate net operating loss carry forwards	$29,000	$-

Deferred tax assets:
Federal net operating loss	$9,697	$-
State net operating loss	7,385	-
Tax credit	49,740	49,740
Total deferred tax assets	66,823	49,740
Less valuation allowance	(66,823)	(49,740)
	$-	$-

The valuation allowance increased (decreased) by $17,083 and $(314,357) in 2013 and 2012 as a result of the Company generating additional net operating losses in 2013 and applying net operating losses and tax credits against its taxable income in 2012. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2013 and 2012:

	2013	2012

Current
Federal	$-	$300,420
State	-	31,625
	-	332,045
Deferred
Federal	-	(275,767)
State	-	(31,625)
	-	(307,392)

Income tax expense	$-	$24,653

The deferred tax benefit for the year ended December 31, 2012 consists of reduction in the valuation allowance resulting from use of federal net operating losses, state net operating losses and federal tax credits in the amounts of $179,210, $31,625 and $96,557, respectively.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Federal income tax rate	-34.0%	34.0%
State tax, net of federal benefit	-6.0%	6.0%
Net operating losses	40.0%	-34.7%
Tax credits	0.0%	-24.5%
Other	0.0%	24.1%
Effective income tax rate	0.0%	4.8%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2013 and 2012.

Note 10 – Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of April 11, 2014. Dr. Gerald Entine was elected to the Board of Directors on March 28, 2014. There were no other subsequent events.

