Form 10-Q
period 2014-03-31
US NUCLEAR CORP.
filed 2014-05-15
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54617

U S NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

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

Yes [x] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, at www.usnuclearcorp.com, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of May 14, 2014 was 11,150,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp.
Financial Statements
(Unaudited)

Contents

4

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
CURRENT ASSETS	2014	2013
	(unaudited)
Cash and cash equivalents	$331,334	$265,873
Accounts receivable	147,589	584,813
Inventory	1,570,241	1,421,642
Other current assets	2,800	4,800
TOTAL CURRENT ASSETS	2,051,964	2,277,128

EQUIPMENT, net	18,437	20,543
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,640,577	$2,867,847

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$98,468	$140,250
Accrued liabilities	74,391	61,072
Customer deposit	42,543	9,235
Line of credit	254,544	355,255
TOTAL CURRENT LIABILITIES	469,946	565,812

Note payable to shareholder	737,380	660,429
TOTAL LIABILITIES	1,207,326	1,226,241

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
11,150,000 and 10,700,000 shares issued and outstanding	1,115	1,070
Additional paid in capital	2,157,064	2,157,064
Accumulated deficit	(724,928)	(516,528)
TOTAL SHAREHOLDERS' EQUITY	1,433,251	1,641,606
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,640,577	$2,867,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)
Sales	$263,646	$471,822
Cost of goods sold	165,844	238,965
Gross profit	97,802	232,857

Selling, general and administrative expenses	305,284	203,256

Income (loss) from operations	(207,482)	29,601

Other expense
Interest expense	(918)	(772)
Total non-operating expense	(918)	(772)

Income before provision for income taxes	(208,400)	28,829

Provision for income taxes	—	—

Net income (loss)	$(208,400)	$28,829

Weighted average shares outstanding - basic and diluted	11,080,000	9,150,000

Earnings per shares - basic and diluted	$(0.02)	$0.00
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(208,400)	$28,829
Adjustment to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	2,306	(1,419)
Changes in:
Accounts receivable	437,224	(55,538)
Inventory	(148,599)	(171,401)
Other current assets	2,000	(724)
Accounts payable	(41,782)	118,554
Accrued liabilities	13,319	37,893
Income taxes payable	—	(24,653)
Customer deposits	33,308	90,266

Net cash provided by operating activities	89,376	21,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(200)	3,003
Payments on acquisition payable	—	—

Net cash provided by (used in) investing activities	(200)	3,003

CASH FLOWS FROM FINANCING ACTIVITIES
Net receipts (payments) on line of credit	(100,711)	36,073
Proceeds from sale of common stock	45	—
Proceeds from note payable to shareholder	76,951	129,583

Net cash provided by (used in) financing activities	(23,715)	165,656

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,461	190,466

CASH AND CASH EQUIVALENTS
Beginning of the period	265,873	348,439
End of the period	$331,334	$538,905

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$918	$772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2014 and December 31, 2013, there were no cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 were $0 and $0, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2014, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. No impairment loss has been recognized for the three months ended March 31, 2014 and 2013.

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

Sales returns and allowances was $0 for the three months ended March 31, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s condensed consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) are based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 8.

US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

 US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 – Inventory

Inventory at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$800,782	$870,758
Work in Progress	192,364	137,721
Finished goods	577,095	413,163
	$1,570,241	$1,421,642

Note 4 – Equipment

The following are the details of equipment at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$146,273	$146,073
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	26,628	26,628
Less accumulated depreciation	(416,631)	(414,325)
Property and equipment, net	$18,437	$20,543

Note 5 – Note Payable to Shareholder

Robert Goldstein, the majority shareholder of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2015. The amounts due to Mr. Goldstein are $737,380 and $660,429 as of March 31, 2014 and December 31, 2013, respectively.

Note 6– Line of Credit

As of March 31, 2014 the Company had three lines of credit with a maximum borrowing amount of amount of $400,000 and interest from 3.25% to 9.25%. As of March 31, 2014 and December 31, 2013, the amounts outstanding under these three lines of credit were $254,544 and $355,255, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 – Shareholders’ Equity

There was no stock based compensation incurred during the three months ended March 31, 2014 and 2013.

The Company sold 450,000 shares for $45 during the three months ended March 31, 2014.

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Sales
Optron	$97,198	$414,711
Overhoff	166,448	57,111
	$263,646	$471,822

Gross profit
Optron	$12,231	$207,792
Overhoff	85,571	25,065
	$97,802	$232,857

Income (loss) from operations
Optron	$(165,378)	$134,654
Overhoff	(42,104)	(105,053)
	$(207,482)	$29,601

Provision for income taxes
Optron	$-	$-
Overhoff	-	-
	$-	$-

Net income (loss)
Optron	$(157,296)	$133,882
Overhoff	(51,104)	(105,053)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013

Revenue for the quarter ended March 31, 2014 decreased to $263,646, down by 44% compared to $471,822 for the same period for the prior year, the revenue breakdown is as follows:

North America	79.2%
Asia (Including Japan)	17.4%
Other	3.3%

General and administrative expense decreased for the 1st quarter of 2014 compared to the prior year 1st quarter to $165,844, down from $238,965. The decrease is mainly attributed to lower sales.

Professional fees increased from a net of $36,778 in the 1st quarter of 2013 to a net of $50,724 for the 1st quarter of 2014, an increase of 37.9%due to increased expenses for accounting, auditing and the professional services required for the Company’s reporting as required by the Securities and Exchange Commission.

Employee expense increased from $111,547 in the 1st quarter of 2013 to $141,852 for the 1st quarter of 2014, an increase of 27.2% due to hiring two additional accounting employees, to enable more efficient financial reporting, as required by the Securities and Exchange Commission.

At March 31, 2014, total assets decreased by 8%, to $2,640,577 from $2,867,847 for the 1st quarter of2013 principally related to a decrease in inventory and accounts receivable and an increase in indebtedness to the Company’s principal stockholder.

At March 31, 2014, total liabilities decreased by 2% to $1,207,326 from $1,226,241 for the 1st quarter of2013 principally related to a decrease in sales and related operating costs.

Net income decreased to a negative $208,400 for the quarter ended March 31, 2014 from a positive $28,829 for the 1st quarter of 2013.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 35% of our total revenues in the 1st quarter of2014 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 20.7% of our total revenue in the 1st quarter of2014. We expect this percentage to continue to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

Certain areas of recordkeeping need to be strengthened, particularly in the inventory management.

Certain documentation and accounting policies and procedures need improvement, particularly in line of credit documentation.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

There is currently no trading market for our common stock.

We cannot assure you that our common stock will be listed on NASDAQ or any other securities exchange.

We may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to and SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Issuance of Preferred Stock could result in dilution to existing shareholders.

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

Control by management reduces the ability of minority shareholders to affect changes in management, corporate structure, or business strategy.

Management currently owns 82%of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2014, the Registrant sold 450,000 shares of its common stock to Richard Chiang in a private offering transaction. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because the Registrant believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

The Registrant is currently conducting a private offering of its shares and has received purchase requests, however, such purchases are subject to the Registrant completing its sale of $100,000 in securities to 35 or more accredited investors. We are relying upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because the Registrant believes that the foregoing transactions were exempt from the registration requirements under the Act, based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

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

Dated: May 15, 2014

By /s/ Robert I. Goldstein

Robert I. Goldstein

President and Chief Executive Officer

By /s/ Darian B. Andersen

Darian B. Andersen

Chief Financial Officer

