Form 10-Q
period 2014-06-30
US NUCLEAR CORP.
filed 2014-08-13
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock outstanding as of August 12, 2014 was 11,150,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp.
Financial Statements

Contents

4

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$172,021	$265,873
Accounts receivable	121,026	584,813
Inventory	1,656,968	1,421,642
Other current assets	2,200	4,800
TOTAL CURRENT ASSETS	1,952,215	2,277,128

EQUIPMENT, net	16,162	20,543
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,538,553	$2,867,847

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$99,779	$140,250
Accrued liabilities	67,048	61,072
Customer Deposit	17,650	9,235
Line of credit	252,764	355,255
TOTAL CURRENT LIABILITIES	437,241	565,812

Note payable to shareholder	818,996	660,429
TOTAL LIABILITIES	1,256,237	1,226,241

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 pare value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
11,150,000 and 10,700,000 shares issued and outstanding	1,115	1,070
Additional paid in capital	2,157,064	2,157,064
Accumulated deficit	(875,863)	(516,528)
TOTAL SHAREHOLDERS' EQUITY	1,282,316	1,641,606
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,538,553	$2,867,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$375,859	$515,792	$639,505	$987,614
Cost of goods sold	177,669	239,866	343,513	478,831
Gross profit	198,190	275,926	295,992	508,783
Selling, general and administrative expenses	348,187	370,748	653,471	574,004

Loss from operations	(149,997)	(94,822)	(357,479)	(65,221)

Other expense
Interest expense	(938)	(892)	(1,856)	(1,664)
Total non-operating expense	(938)	(892)	(1,856)	(1,664)

Income before provision for income taxes	(150,935)	(95,714)	(359,335)	(66,885)

Provision for income taxes	-	-	-	-

Net loss	$(150,935)	$(95,714)	$(359,335)	$(66,885)

Weighted average shares outstanding - basic and diluted	11,150,000	9,150,000	11,115,193	9,150,000

Earnings per shares - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(359,335)	$(66,885)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,581	2,563
Changes in:
Accounts receivable	463,787	232,571
Inventory	(235,326)	(357,858)
Other current assets	2,600	(128)
Accounts payable	(40,471)	76,080
Accrued liabilities	5,976	30,070
Income taxes payable	-	(24,653)
Customer deposits	8,415	5,336

Net cash used in operating activities	(149,773)	(102,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(200)	-

Net cash used in investing activities	(200)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit	(102,491)	35,662
Proceeds from sale of common stock	45	-
Proceeds from note payable to shareholder	158,567	159,814

Net cash provided by financing activities	56,121	195,476

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,852)	92,572

CASH AND CASH EQUIVALENTS
Beginning of the period	265,873	348,439
End of the period	$172,021	$441,011

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$1,856	$1,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

The exchange of shares with Optronwas accounted for as a reverse acquisition under the purchase method of accounting since Optronobtained control of the Company. Accordingly, the merger of Optron into the Company was recorded as a recapitalization of Optron, Optron being treated as the continuing entities. The historical financial statements presented are the financial statements of Optron. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, US Nuclear, were $12,901.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Optron, the operating entity.

The Company is engaged in developing, manufacturing and selling radiation detection and measuring equipment. The Company markets and sells its products to consumers throughout the world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2014, the Company believes there was no impairment of its long-lived assets.

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

Sales returns and allowances was $0 for the six months ended June 30, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the six months ended June 30, 2014 and 2013.

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”which removes the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendment is effective for annual reporting periods beginning after December 15, 2014. Early application is permitted. This ASU is not applicable to the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

Inventory at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$882,740	$870,758
Work in Progress	193,557	137,721
Finished goods	580,671	413,163
	$1,656,968	$1,421,642

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

Note 4 – Equipment

The following are the details of equipment at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$146,273	$146,073
Leasehold improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	26,628	26,628
Less accumulated depreciation	(418,906)	(414,325)
Property and equipment, net	$16,162	$20,543

Note 5 – Note Payable to Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2015. The amounts due to Mr. Goldstein are $818,996 and $660,429 as of June 30, 2014 and December 31, 2013, respectively.

Note 6– Line of Credit

As of June 30, 2014 the Company had three lines of credit with a maximum borrowing amount of $400,000 and interest from 3.25% to 9.25%. As of June 30, 2014 and December 31, 2013, the amounts outstanding under these three lines of credit were $252,764 and $355,255, respectively.

Note 7 – Shareholders’ Equity

There was no stock based compensation incurred during the six months ended June 30, 2014 and 2013.

See Note 1 for discussion of shares issued and canceled in connection with the share exchange agreement and plan of merger agreement.

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

US Nuclear Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales
Optron	$87,766	$168,617	$184,964	$583,328
Overhoff	288,093	347,175	454,541	404,286
	$375,859	$515,792	$639,505	$987,614

Gross profit
Optron	$67,330	$63,332	$79,561	$271,124
Overhoff	130,860	212,594	216,431	237,659
	$198,190	$275,926	$295,992	$508,783

Loss from operations
Optron	$(125,212)	$(159,713)	$(290,590)	$(25,059)
Overhoff	(24,785)	64,891	(66,889)	(40,162)
	$(149,997)	$(94,822)	$(357,479)	$(65,221)

Provision for income taxes
Optron	$-	$-	$-	$-
Overhoff	-	-	-	-
	$-	$-	$-	$-

Net income (loss)
Optron	$(135,150)	$(160,605)	$(292,446)	$(26,723)
Overhoff	(15,785)	64,891	(66,889)	(40,162)
	$(150,935)	$(95,714)	$(359,335)	$(66,885)

			June 30,	December 31,
			2014	2013
Total Assets
Optron			$956,742	$952,092
Overhoff			1,581,811	1,915,755
			$2,538,553	$2,867,847

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
			$570,176	$570,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations June 30, 2014

For the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013

Revenue for the quarter ended June 30, 2014 decreased to $375,859, down by 27.1% compared to $515,792for the same period for the prior year, the revenue breakdown is as follows:

North America	61%
Asia (Including Japan)	16%
Other	23%

General and administrative expense decreased for the 2nd quarter of 2014 compared to the prior year 2nd quarter to $348,187, down from $370,748, a decrease of 6%. The decrease is mainly attributed to lower sales.

Professional fees increased from $63,683 in the 2nd quarter of 2013 to $161,601 for the 2nd quarter of 2014, an increase of 156.9%due to increased expenses for accounting, auditing and the professional services required for the Company’s reporting as required by the Securities and Exchange Commission.

Payroll expense decreased from $137,187 in the 2nd quarter of 2013 to $115,022 for the 2nd quarter of 2014, a decrease of 19.3%.

At June 30, 2014, total assets increased by 11%, to $2,538,553 from $2,867,847 for the 2nd quarter of,2013 principally related to a decrease in cash and cash equivalents and accounts receivable and an increase in inventory.

At June 30, 2014, total liabilities increased by 2% to $1,256,237 from $1,226,241 for the 2nd quarter of2013 principally related to a decrease in sales and related operating costs with an increase in indebtedness to the Company’s principal stockholder.

Net loss increased to a negative $150,935 for the quarter ended June 30, 2014 from a negative $95,714 for the 2nd quarter of 2013.

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 44% of our total revenues in the 2nd quarter of2014 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 39% of our total revenue in the 2nd quarter of2014. We expect this percentage to continue to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014 , the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management currently owns 82% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 4. Mine Safety Disclosures

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

Dated: August 12, 2014

By /s/ Robert I. Goldstein

Robert I. Goldstein

President and Chief Executive Officer

By /s/ Darian B. Andersen

Darian B. Andersen

Chief Financial Officer

