Form 10-Q
period 2014-09-30
US NUCLEAR CORP.
filed 2014-11-12
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 None.

Securities registered under Section 12(b) of the Exchange Act:

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

1

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]

(Do not check if a smaller reporting company.)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of November 10, 2014 was 13,265,000.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp.
Financial Statements
Contents

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
CURRENT ASSETS	2014	2013
	(unaudited)
Cash and cash equivalents	$422,503	$265,873
Accounts receivable	110,225	584,813
Inventory	1,724,574	1,421,642
Other current assets	1,600	4,800
TOTAL CURRENT ASSETS	2,258,902	2,277,128

EQUIPMENT, net	14,344	20,543
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,843,422	$2,867,847

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$72,920	$140,250
Accrued liabilities	83,842	61,072
Customer Deposit	162,917	9,235
Line of credit	250,612	355,255
TOTAL CURRENT LIABILITIES	570,291	565,812

Note payable to shareholder	-	660,429
TOTAL LIABILITIES	570,291	1,226,241

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,240,000 and 10,700,000 shares issued and outstanding	1,324	1,070
Additional paid in capital	3,134,183	2,157,064
Accumulated deficit	(862,376)	(516,528)
TOTAL SHAREHOLDERS' EQUITY	2,273,131	1,641,606
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,843,422	$2,867,847

The accompanying notes are an integral part of these condensed consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$474,651	$490,725	$1,114,156	$1,478,339
Cost of goods sold	243,755	261,391	587,268	740,222
Gross profit	230,896	229,334	526,888	738,117

Selling, general and administrative expenses	329,971	457,682	1,040,442	1,134,686

Loss from operations	(99,075)	(228,348)	(513,554)	(396,569)

Other expense
Other income	113,500	57,000	170,500	160,000
Interest expense	(938)	(1,141)	(2,794)	(2,805)
Total non-operating expense	112,562	55,859	167,706	157,195

Income (loss) before provision for income taxes	13,487	(172,489)	(345,848)	(239,374)

Provision for income taxes	-	-	-	-

Net income (loss)	$13,487	$(172,489)	$(345,848)	$(239,374)

Weighted average shares outstanding - basic and diluted	11,172,717	9,150,000	11,134,579	9,150,000

Earnings per shares - basic and diluted	$0.00	$(0.02)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,848)	$(239,374)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	6,399	4,602
Changes in:
Accounts receivable	474,588	184,976
Inventory	(302,932)	(281,254)
Other current assets	3,200	-
Accounts payable	(67,330)	9,424
Accrued liabilities	22,770	19,810
Income taxes payable	-	(24,653)
Customer deposits	153,682	-

Net cash used in operating activities	(55,471)	(326,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(200)	(1,415)

Net cash used in investing activities	(200)	(1,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit	(104,643)	136,775
Proceeds from sale of common stock	108,545	-
Proceeds from note payable to shareholder	208,399	190,572

Net cash provided by financing activities	212,301	327,347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,630	(537)

CASH AND CASH EQUIVALENTS
Beginning of the period	265,873	348,439
End of the period	$422,503	$347,902

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$2,794	$2,805

The accompanying notes are an integral part of these condensed consolidated financial statements
7

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

The exchange of shares with Optron was accounted for as a reverse acquisition under the purchase method of accounting since Optron obtained control of the Company. Accordingly, the merger of Optron into the Company was recorded as a recapitalization of Optron, Optron being treated as the continuing entity. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, US Nuclear, were $12,901.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2014 and December 31, 2013 were $4,800 and $0, respectively.

Inventory

Inventory is valued at the lower of cost (determined primarily by the average cost method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2014, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

Sales returns and allowances was $0 for the nine months ended September 30, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the nine months ended September 30, 2014 and 2013.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 8.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

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

Note 3 – Inventory

Inventory at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$938,126	$870,758
Work in Progress	196,613	137,721
Finished goods	589,835	413,163
	$1,724,574	$1,421,642

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 4 – Equipment

The following are the details of equipment at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Furniture and fixtures	$146,273	$146,073
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	26,628	26,628
Less accumulated depreciation	(420,724)	(414,325)
Property and equipment, net	$14,344	$20,543

Note 5 – Note Payable to Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2015. The amounts due to Mr. Goldstein are $0 and $660,429 as of September 30, 2014 and December 31, 2013, respectively. On September 30, 2014, Mr. Goldstein converted $200,000 of a note payable into 1,000,000 shares of the Company’s common stock. In addition, Mr. Goldstein also forgave the remaining balance of the note payable of $668,828. This forgiveness of debt is being treated as a capital contribution from the Company’s majority shareholder.

Note 6– Line of Credit

As of September 30, 2014 the Company had three lines of credit with a maximum borrowing amount of $400,000 and interest from 3.25% to 9.25%.As of September 30, 2014 and December 31, 2013, the amounts outstanding under these three lines of credit were $250,612 and $355,255, respectively.

Note 7 – Shareholders’ Equity

There was no stock based compensation incurred during the nine months ended September 30, 2014 and 2013.

During the quarter ended September 30, 2014, the Company sold 1,090,000 shares of its common stock for proceeds of $108,500, net of $500 in offering costs.

On September 30, 2014, the Company’s CEO and majority shareholder converted $200,000 of a note payable into 1,000,000 shares of the Company’s common stock. In addition, the Company’s CEO also forgave the remaining balance of the note payable of $668,828. This forgiveness of debt is being treated as a capital contribution from the Company’s majority shareholder.

See Note 1 for discussion of shares issued and canceled in connection with the share exchange agreement and plan of merger agreement.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 8 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments:Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio.

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales
Optron	$145,734	$137,557	$330,698	$720,885
Overhoff	328,917	353,168	783,458	757,454
	$474,651	$490,725	$1,114,156	$1,478,339

Gross profit
Optron	$82,601	$150,511	$162,162	$421,635
Overhoff	148,295	78,823	364,726	316,482
	$230,896	$229,334	$526,888	$738,117

Loss from operations
Optron	$(132,577)	$(194,891)	$(480,167)	$(322,950)
Overhoff	33,502	(33,457)	(33,387)	(73,619)
	$(99,075)	$(228,348)	$(513,554)	$(396,569)

Other Income
Optron	$113,500	$57,000	$170,500	$160,000
Overhoff	-	-	-	-
	$113,500	$57,000	$170,500	$160,000

Interest Expenses
Optron	$938	$938	$2,794	$2,602
Overhoff	-	203	-	203
	$938	$1,141	$2,794	$2,805

Net income (loss)
Optron	$81,085	$(138,829)	$(211,361)	$(165,552)
Overhoff	(67,598)	(33,660)	(134,487)	(73,822)
	$13,487	$(172,489)	$(345,848)	$(239,374)

			September 30,	December 31,
			2014	2013
Total Assets
Optron			$1,137,950	$952,092
Overhoff			1,705,472	1,915,755
			$2,843,422	$2,867,847

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
			$570,176	$570,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

Revenue for the quarter ended September 30, 2014 decreased to $474,651 down by 3% compared to $490,725 for the same period for the prior year, the revenue breakdown is as follows:

North America	76%
Asia (Including Japan)	8%
Other	16%

General and administrative expense decreased for the 3rd quarter of 2014 compared to the prior year 3rd quarter to $329,971 down from $457,682 a decrease of 27.9%. The decrease was mainly attributed to payroll expense decrease.

Professional fees increased from $0 in the 3rd quarter of 2013 to $24,060 for the 3rd quarter of 2014, due to increased expenses for accounting, auditing and the professional services required for the Company’s reporting as required by the Securities and Exchange Commission.

Payroll expense decreased from $318,992 in the 3rd quarter of 2013 to $129,691 for the 3rd quarter of 2014, a decrease of 59.3%.

At September 30, 2014, total assets decreased by 1%, to $2,843,422 from $2,867,847 for the 3rd quarter of 2013 principally related to an increase in cash and cash equivalents, a decreased in accounts receivable and an increase in inventory.

At September 30, 2014, total liabilities increased by 17% to $1,439,119 from $1,226,241 for the 3rd quarter of 2013 principally related to a decrease in sales and related operating costs with an increase in indebtedness to the Company’s principal stockholder.

Net income was $13,487, or breakeven for the quarter ended September 30, 2014 from a negative $172,489 for the 3rd quarter of 2013.

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 59% of our total revenues in the 3rd quarter of 2014 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 24% of our total revenue in the 3rd quarter of 2014. We expect this percentage to continue to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Additionally, we are inexperienced as a public company and may find it difficult to meet all of the challenges and expenses of being a public company. As we commencing as a public company, we plan to raise capital by offering shares of our common stock or convertible debt to investors.  For the next twelve months, we anticipate we will need approximately $5,000,000 in additional capital to fund our business plans. If we do not raise the required capital we may not meet our expenses and there can be no assurance that we will be able to do so and if we do, we may find the cost of such financing to be burdensome on the Company. Additionally, we may not be able to execute on our business plans due to unforeseen market forces such as lower natural gas prices, difficulty attracting qualified executive staff, general downturn in our sector or by competition as we operate in an extremely competitive market for all of our product offerings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014 , the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, nversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by management reduces the ability of minority shareholders to affect changes in management, corporate structure, or business strategy.

Management currently owns 77% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Robert I. Goldstein, our Chief Executive Officer and Director, is the beneficial owner of 10,150,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant is has concluded a private offering of its shares on September 29, 2014. We are relying upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because the Registrant believes that the foregoing transactions were exempt from the registration requirements under the Act, based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously disclosed on Form 8-K, on October 16, 2014, Darian B. Andersen, resigned as Chief Financial Officer, effective October 31, 2014. On that same day, the Company entered into an employment agreement with Rachel Boulds as Chief Financial Officer, to be effective as of October 31, 2014.

On September 30, 2014, the Company entered into a Forgiveness of Debt and Conversion Agreement whereby the Majority Shareholders and Board of Directors voted to accept the agreement which effectively removes $868,828 of outstanding related party debt from Robert I. Goldstein, its President, CEO & Chairman of the Board of Directors. Pursuant to the agreement, Mr. Goldstein agreed to forgive $668,828 and convert the balance of $200,000 into 1,000,000 shares of restricted common stock at $0.20 cents per share.

On November 4, 2014, the Company entered into a 5 year Employment Agreement with Robert I. Goldstein, its President, Chief Executive Officer and Chairman of the Board to serve as such for a 5 year term with an extension, for $100,000 in annual compensation per year. The Employment Agreement has been filed with this Form 10-Q disclosure.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1.	Robert I. Goldstein Employment Agreement	X
10.2	Forgiveness of Debt and Conversion Agreement	X
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp.

Dated: November 10, 2014

By /s/ Robert I. Goldstein

Robert I. Goldstein

President and Chief Executive Officer

By /s/ Rachel Boulds

Rachel Boulds

Chief Financial Officer

