Form 10-K
period 2014-12-31
US NUCLEAR CORP.
filed 2015-04-15
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0 as of June 30, 2014.

The number of shares of the Registrant’s common stock outstanding as of April 15, 2015 was 13,265,000.

2

US NUCLEAR CORP.
2014 FORM 10-K

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

Following the merger we began to provide a full line of radiation detection equipment and services to clients industries that range from nuclear reactor plants, universities, local and state hospitals, government agencies, and emergency medical technicians or EMT/first responders. The Company’s nuclear radiation safety detection equipment company has its roots from the famous Manhattan Project of the 1940s. In 1971, Allen Goldstein, the father to our current President and CEO, Robert Goldstein, acquired the assets of Technical Associates and incorporated the company. The Company designed and built the first industrial grade radiation monitors and continues to innovate its legacy with new product engineering for radiation measurement and safety instruments. The Company designs and manufactures nuclear radiation detection and safety equipment, survey meters, air and water monitors, port security equipment and tritium air monitors. The Company’s customers are diverse groups such as Homeland Security, Lawrence Livermore Labs, Los Alamos National Labs, Department of Defense, FBI, CIA, US Navy, Chevron Corporation, Bechtel Corporation, Biotechnology Laboratories, Hospitals, Universities, and Civil Emergency Management departments such as Fire, Paramedics and Law Enforcement. The Company is headquartered in Canoga Park, California and the Company can be accessed through its websites on the Internet at usnuclearcorp.com, tech-associates.com and overhoff.com.

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

Technology and Products

The Company designs and develops both technologies in-house by its CEO, Robert I. Goldstein as well as offers products from other manufacturers. Mr. Goldstein’s extensive experience of over forty years in the field of nuclear radiation detection has allowed the Company to achieve significant recognition that has been approved by US Federal standards set by the Environmental Protection Agency (EPA), Food and Drug Administration (FDA) and the Nuclear Regulatory Commission (NRC). The Company has complete ownership of all of its technology and there are no licenses held by any outside party. No persons, company, vendor, distributor or contractor holds any title or claim to any of the Company’s work or technology. The Company believes that its technology and business is defensible due to the fact that the barriers of entry are high and technically complex. The Company has sought out niche markets in its business by becoming a leading category player in devices such as Tritium equipment. The Company’s products consist of radiation water monitors, tritium monitors, air and water monitors, nano-second x-ray monitors, and vehicle, personnel, exit and room monitors. The Company also offers handheld survey meters/dosimeters, and port security equipment, along with supporting software and services.

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

Tritium Monitors

US Nuclear Corp is one of very few companies that currently operate within the tritium space. The Company’s Overhoff Technology Corp unit is a leading manufacturer of tritium detection and monitors. The demand for tritium detection and monitors are steadily increasing as countries develop solutions to their energy needs.  In addition to CANDU reactors (Canada Deuterium Uranium), the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR) utilize fuels other than traditional uranium and plutonium sources. Thorium, which is more significantly abundant than uranium, is very difficult to use to create nuclear weapons, is favored by many governments, and as a source of conventional energy it has been proven to be highly effective. By way of energy production, MSR and LFTRs produce high amounts of tritium which need to be constantly monitored for detection. Additionally, the waste products of LFTR reactors are less hazardous than the current light-water uranium-plutonium reactors, and thus, LFTR reactors provide higher level of safety and security against terrorist threats. The Company expects that a significant portion of its future sales and business strategy is tied to the growth of MSR and LFTRs, as well as from CANDU reactors.

Tritium is produced naturally in the upper atmosphere when cosmic rays strike nitrogen molecules in the air. More commonly, tritium is produced during nuclear weapons explosions, and as a byproduct in reactors producing electricity.  Generally, tritium has several important uses; its most significant contribution is its use as a component in the triggering mechanism in thermonuclear weapons. Very large quantities of required for the maintenance of nuclear weapons capabilities. Tritium is also produced commercially in nuclear reactors, as well as used in various self-luminescent devices, such as exit signs in buildings, aircraft dials, gauges, luminous paints, and wristwatches. In the mid-1950s and early 1960s, tritium was widely dispersed during above-ground testing of nuclear weapons. Today, sources of tritium come from commercial nuclear reactors, research reactors, and government weapons production plants. Tritium may also be released as steam from these facilities or may leak into the underlying soil and ground water. Additionally, self-luminescent devices illegally disposed in municipal landfills come into contact with water which pass through water ways, carrying dangerous levels of tritium. Tritium holds a very dangerous health risk and high levels of exposure to tritium increases risk of developing cancer. To combat tritium leaks and to maintain acceptable levels, the Company has developed several tritium monitors to gauge tritium in water and in the air.

Alpha, Beta, Gamma and Tritium Monitors

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

For the past 20 years, Overhoff Technology has been devoted exclusively to the design, manufacturing and servicing of Tritium monitors. Overoff Technology has leading control over market share in the Tritium monitor space as the top maker of Tritium monitors. Tritium monitors are a highly delicate process and are particularly dependent on the selection of the finest materials such as Teflon for low leakage insulators and nafion membranes for separation of noble gas from Tritium. The Company’s Overhoff DC amplifiers called “electrometers” are stable with the ability to register small currents down to the femto-ampere level, 10-13 to 10-15ampre range. The Overhoff electrometer also has the unique ability to reject false counts from Radon gas. Because Tritium is a radioactive material, the Nuclear Regulatory Commission (“NRC”) regulations and state health agencies require Tritium to be measured at every nuclear power plant, all national laboratories, in the nuclear powered Navies of the United States, France and the United Kingdom, at weapons facilities, at pharmaceutical and pesticide research facilities, and at Fusion Power research sites.

Nano-Second X-Ray Monitors

The Company has introduced a hand held TBM-IC-PLUSE-X survey meter for the US Navy. These new meters protect sailors and the general public from the new Nano-Second X-Ray machines now being deployed to check for welding and corrosion flaws in military hardware from fighter jets to battle ships.

Air and Water Monitors

The Company’s Overhoff Air Monitors come in both hand-held portables and mid-to large-sized air and stack monitors. These are classified as Dual Ion Chamber style detectors or Dual Proportional Detectors. The sample flows into one chamber where ionization current is measured, and at the same time a sealed background detector of the same volume measures the ionization current due to any external gamma emitters plus the addition of background from radioactive minerals in the soil with cosmic rays. The current from the background chamber is subtracted from the current in the main sample chamber to give the net tritium level without distortion from radon or gamma in the background. In nuclear power plants, radioactive noble gases are also in the air stream in small or large quantities. Overhoff combats this problem using Dow Chemical Nafion® tubing which physically separates the noble gases from the tritium oxide prior to measurement. The Company is currently expecting a large number of its users and larger numbers of its competitor’s customers will need to replace or supplement their current air and stack monitors to combat the two biggest pollution nuclides now coming out of nuclear power plants, tritium and C-14. As of today, only US Nuclear Corp offers these full service monitors.

The Company’s Overhoff Air Monitors come in both hand-held portables and mid-to large-sized air and stack monitors. These are classified as Dual Ion Chamber style detectors or Dual Proportional Detectors. The sample flows into one chamber where ionization current is measured, and at the same time a sealed background detector of the same volume measures the ionization current due to any external gamma emitters plus the addition of background from radioactive minerals in the soil with cosmic rays. The current from the background chamber is subtracted from the current in the main sample chamber to give the net tritium level without distortion from radon or gamma in the background. In nuclear power plants, radioactive noble gases are also in the air stream in small or large quantities. Overhoff combats this problem using Dow Chemical Nafion® tubing which physically separates the noble gases from the tritium oxide prior to measurement. The Company is currently expecting a large number of its users and larger numbers of its competitor’s customers will need to replace or supplement their current air and stack monitors to combat the two biggest pollution nuclides now coming out of nuclear power plants, tritium and C-14. As of today, only US Nuclear Corp offers these full service monitors.

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

Radon Air Monitors and Radon Switch Products

The Company produces a full line of radon air monitors and switches that are used to determine the radon content in the air in basements, mills, mines, buildings, or anywhere that radon concentration is a concern. The radon switch products activate and controls radon mitigation fans. These switches have a built-in computer storage with data storage. The Company also makes a radon tritium monitor that is a portable instrument used for detection and measurement of airborne Vadose zone, between the top of the ground surface to the water table.

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

(b) Item 1A

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

Our international revenues were 57% of our total revenue in 2014. We expect this to continue to increase as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Government Regulation

Although the sales of our equipment are not generally regulated by any local or federal government agency, the nuclear power industry itself is highly regulated by the Nuclear Regulatory Commission. As an independent agency of the United States government, the NRC is responsible for overseeing reactor safety, security, reactor licensing, renewal, radioactive material safety, and spent fuel disposal. The effects of the NRC’s policies therefore have an effect on our business. The impact of any negative decision in the nuclear power industry will ultimately affect us. We may also be affected by foreign government policy and regulation not covered by the NRC.

Nuclear Power, Fossil Fuel and Renewal Energy

While the nuclear power industry is a key component in the context of energy supply in the world today there are other competing energy sources that carry less potential risk hazards. Competing energy sources such as fossil fuels, solar, wind and water are strong threats to nuclear power. Each one has its benefits and conversely a negative side. The current landscape of nuclear power according to the Nuclear Regulatory Commission, or NRC, states that as of May 2014, there were 30 countries worldwide operating 435 nuclear reactors in operation in the world, with 72 new reactors under construction in 15 countries. Within the United States, there are 100 nuclear power plants providing 20% of the country’s total electric energy generation. Additionally, 31 of the 50 US states generate electricity from nuclear power plants, and four states, New Jersey, South Carolina, Connecticut, and Vermont rely on nuclear power for more than 50 percent of their electricity. The United States produced approximately 27% of the world’s gross nuclear-generated electricity in 2010 with France at 17%, Japan 12%, Russia 6%, Germany 5%, South Korea 5%, Ukraine 3%, Canada 3%, Sweden 2%, Spain 2%, the United Kingdom 3% and the rest of the world at 15%. The growth in new nuclear power plant construction in the United States has been slower due to issues related to domestic policy and the effects of the Fukushima Dai-ichi nuclear plant accident, foreign countries such as Russia have plans to build 26 new plants by 2020. It is difficult to predict if these plans domestically and internationally will materialize or be postponed indefinitely if negative market forces develop.

Opponents to Nuclear Energy are formidable due to concerns over safety.

Maintaining the demand for our products and future growth in demand will depend in part upon continued acceptance of nuclear technology as a means of generating electricity. In many cases, countries have embraced nuclear technology because alternate means of energy have either been at a high cost with heavy pollution, or other means have not been practical. However, incidents involving nuclear energy production, such as overheating reactors, radiation leaks and reactor melt-downs, can cause a significant decrease in public acceptance of nuclear technology. Events at the Fukushima Daiichi nuclear complex in Japan on March 11, 2011 may have adverse long term effects in some countries decision to either continue using nuclear power or suspend its nuclear power program. While the long term impact is unclear, several countries have suspended operations at existing nuclear power plants. Specifically, on May 30, 2011, Germany announced that in addition to the permanent closure of eight reactors, an additional six reactors will be taken off-line by 2021 and that all remaining reactors to be shut-down by 2022. Switzerland has made a policy decision to phase out of their 5 reactors by 2034. Italy, while not having any operating reactors, has implemented a moratorium on nuclear power. The ultimate results of these safety reviews and/or public resistance to nuclear technology may lead to suspension or cancellation of permitting and development activities, license extensions of existing nuclear facilities, and possibly even the closure of operating nuclear facilities by one or more countries. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and therefore demand for radiation detection equipment.

Continued growth of CANDU reactors and rapid development of next generation Molten Salt (MSR) and Liquid-Fluoride Thorium Reactors (LFTR).

The Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), for its tritium-based equipment. MSR and LFTR are new types of reactors that utilize thorium as a fuel rather than traditional uranium or plutonium. Thorium is a more abundant element than uranium. Many countries with heavy energy needs such as China have begun to adopt MSR and LFTR programs. However, the numbers of these types of reactors are still small in numbers and there can be no assurances that they will ever reach large numbers capable of sustaining rapid growth and development for nuclear-radiation safety products such as our tritium equipment. If CANDU reactors experience adverse events such as long term inactivity due to political or environmental concerns, or economic issues, and if MSR and LFTR reactors fail to develop beyond its current growth forecasts worldwide, the Company will experience lower demand for its products which would have an adverse effect on the Company’s sales and profitability.

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

We will need to raise more capital to expand our business. It is anticipated that we will require an additional capital raise of $5 million dollars over the next twelve month’s to fund our business plans. Future sources of capital may not be available to us when we need it or may be available only on unacceptable terms.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO and Secretary, Rachel Boulds. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.  See “Management.”

The loss of any of our executive officers could adversely affect our business.

We depend to a large extent on the efforts and continued employment of our executive officers, one of these officers, Rachel Boulds maintains employment at other companies, and her other responsibilities could take precedence over her duties to us. The time Ms. Boulds plans to devote to our business will primarily be based upon the financial accounting duties as CFO and Secretary.

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

We operate in the highly competitive industry. Many of our current and potential competitors, including larger multinational companies, domestic manufacturing companies with multiple product lines in radiation detection products have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than US Nuclear Corp. In addition, many of these competitors may be able to devote significantly greater resources to:

· research and development of new products

· attracting and retaining key employees;

· maintaining a large budget for marketing and promotional expenses

· providing more favorable credit terms to suppliers and channel distributors

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

•	difficulties in assimilating the operations and employees of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	additional expense associated with understanding and development of acquired business;

•	maintenance and implementation of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

Our President and Chief Executive Officer has not previously received an annual salary or other compensation.

Robert I. Goldstein, in his role as President, CEO and Chairman of the Board of Directors has not received an annual salary or other compensation from our company for his services. As of November 4, 2014, we have entered into a 5 year employment agreement with Mr. Goldstein to secure his services as President, CEO and Chairman of the Board of Directors in the amount of $100,000 per year, payable at the end of each fiscal year, with his compensation beginning in fiscal 2015 and payable in January 2016. The absence of his compensation in previous years should be taken into consideration when reviewing our historical financial statements in determining whether to invest in our Company. The impact of his compensation to our financial condition is unknown. We cannot make any assurances that his annual salary or other compensation will not create an adverse event on our financial condition.

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

A large percentage of our business come from international operations and may affect financial results in U.S. dollar terms and could negatively impact our financial results.

A large percentage of our revenues come from international operations. As of 2014, our revenues generated from international operations were 57% of total revenue. We expect this trend to continue into the near future and have no system in place to combat currency risk.

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

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	competition from other radiation detection companies or related businesses;

•	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;

•	changes in key personnel;

•	entry into new geographic markets;

•	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other radiation detection and related companies;
•	investors’ perceptions of our prospects and the prospects of the nuclear power industry;
•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation;
•	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	future sales of our common stock by our officers, directors and significant stockholders; and
•	changes in accounting principles affecting our financial reporting.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company,
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with the interests of other stockholders.

Our executive officers, directors and their affiliated entities together will beneficially own approximately 77% of our Common Stock, representing approximately 77% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our Common Stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our Common Stock.

OTC Bulletin Board Qualification for Quotation

On February 6, 2015 we were issued our ticker symbol, UCLE on the OTC Bulletin Board from FINRA. On March 20, 2015, we were approved for DTC eligibility by the Depository Trust and Clearing Corporation, ) ("DTCC").

Holders

As of the date of this 10-K, we had 35 holders of record of our Common Stock.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Control by Management

As of December 31, 2014, management currently owns 77% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry and To Other Businesses.

ITEM 2. PROPERTIES

US Nuclear Corp is headquartered in Canoga Park, CA, and occupies a 6,000 square foot leased facility and 8,000 square foot leased facility in Milford, Ohio. The office is divided among the Company’s various disciplines: management, finance, sales, marketing and customer service, with 25% of the available space dedicated to inventory. Each location has a bookkeeper, production manager, assembly supervisor, production workers, and customer service staff.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this filing, we have already been approved by FINRA for the Over-the-Counter Bulletin Board ("OTCBB") trading and additionally have also been approved with the Depository Trust and Clearing Corporation or ("DTCC") for DTC eligibility. Our stock ticker symbol is UCLE on the Over-the-Counter Bulletin Board. Pursuant to our Form S-1 registration statement which became effective on January 13, 2015, we have 3,090,000 shares of unrestricted and free trading stock.. For information on shareholders who owns 5% or more of our common stock, as well as the ownership of our officers and directors, please see “Security Ownership Of Certain Beneficial Owners And Management”.

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”), of which there are 13,265,000 issued and outstanding, and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2014, we had (i) 13,265,000 shares of common stock outstanding, held of record by 35 shareholders, and (ii) no shares of preferred stock outstanding. As of April 15, 2015, there are 13,265,000 shares of common stock outstanding, held of record by 35 shareholders.

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

Recent Sales of Unregistered Securities

On January 1, 2014, the Company sold 450,000 shares of its common stock to Richard Chiang in a private offering transaction for cash proceeds of $45. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because the Registrant believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

During the period from April 2014 to September 2014, we issued a total of 1,090,000 shares of common stock at $0.10 per share to an aggregate of 32 shareholders. We received gross and net proceeds of $109,000 from this private placement. The Common Stock issued in such offering was issued in a transaction not involving a public offering and in reliance upon an exemption from registration provided by Rule 506(b) of Regulation D of the Securities Act of 1933, there was no general solicitation In addition, the investors received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We were incorporated in Delaware on February 14, 2012, and on March 2, 2012, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company.  We were originally organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On April 18, 2012, Richard Chiang, then our sole director and shareholder, entered into a Stock Purchase Agreement whereby Mr. Goldstein of US Nuclear Corp purchased 10,000,000 shares of our common stock from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock. Mr. Chiang then resigned from all positions. Subsequently, on May 18, 2012, the Registrant appointed Mr. Chiang to serve as a member of the Board of Directors. He resigned from this position on March 31, 2013.

Since our acquisition of Overhoff Technology in 2006, we have had discussions with other companies in our industry for an acquisition. While we targeted Overhoff due to its unique position in the tritium market, we had not commenced an acquisition since our Overhoff Technology acquisition; we believe in part the reason was due to lack of additional capital, our status as a privately-held entity at the time, and focus on developing our own products. We will seek out companies whom our management believes will provide value to our customers and will complement our business. We will focus on diversifying our product line into a larger range so that our customers and vendors may have a more expansive experience in type, choice, options, price and selection. We also believe that with a more diverse product line we will become more competitive as our industry is intensely competitive.

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 39% of our total revenues in 2014 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 57% of our total revenue in 2014. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

On September 30, 2014, we entered into a Forgiveness of Debt and Conversion Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. We owed Mr. Goldstein, $868,828 in related party debt. Pursuant to this Agreement, Mr. Goldstein agreed to forgive $668,828 and we agreed to convert the balance of the debt, $200,000 into restricted shares of our Company at $0.20 cents per share. We then issued Mr. Goldstein 1,000,000 shares of our restricted common stock. With this Agreement, we have eliminated our related party debt from our balance sheet and financial statements.

On October 16, 2014, our Chief Financial Officer, and Secretary, Darian B. Andersen resigned, effective, October 31, 2014. Mr. Andersen has been of service to the Company for more than 2 years. Our relationship with him was considered to be positive and his departure from our company was because of his desire to continuing pursuing his work as a legal attorney. On that same day, we retained the services of Rachel Boulds, as our Chief Financial Officer, and Secretary to fill the void left by Mr. Andersen. Ms. Boulds is an experienced accountant and former auditor for public companies having been employed at PCAOB member firms. Ms. Boulds has agreed to begin providing services to the Company upon the effective date of Mr. Andersen’s resignation date.

On November 4, 2014, we entered into a five year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, payable at the end of the fiscal year, with his compensation beginning in fiscal 2015 and payable in January 2016.

Results of Operations

For the year ended December 31, 2014 compared to the year ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	$	%

Sales	$1,466,600	$2,353,860	$(887,260)	-37.7%
Cost of goods sold	731,419	1,221,426	(490,007)	-40.1%
Gross profit	735,181	1,132,434	(397,253)	-35.1%
Selling, general and administrative expenses	1,210,347	1,430,823	(220,476)	-15.4%
Loss from operations	(475,166)	(298,389)	(176,777)	59.2%
Other income (expense)	153,661	269,344	(115,683)	-42.9%
Loss before provision for income taxes	(321,505)	(29,045)	(292,460)	1006.9%
Provision for income taxes	—	—	—
Net loss	$(321,505)	$(29,045)	$(292,460)	1006.9%

Revenue for the year ended December 31, 2014 was $1,466,600 compared to $2,353,860 for the year ended December 31, 2013. The decrease of $887,260 or 37.7% is a result of a decrease in revenue from our Optron subsidiary of $390,433 and our Overhoff subsidiary of $496,827. The decrease in Optron’s revenue was a result of a large international sale that occurred during the year ended December 31, 2013. We were not able to secure such a large order during the year ended December 31, 2014. During the year ended December 31, 2013, our Overhoff subsidiary shipped a number of large orders before the end of the year. There no such large shipments that occurred before the end of 2014. The revenue breakdown for the year ended December 31, 2014 is as follows:

North America 43%

Asia (Including Japan) 15%

Other 42%

Our gross margins for the year ended December 31, 2014 were 50.1% as compared to 48.1% for the year ended December 31. The increase in gross margin is not significant.

General and administrative expense for the year ended December 31, 2014 decreased by 15.4% over 2013 to $1,210,347 down from $1,430,823 for the year ended December 31, 2013. The decrease is mainly attributed to lower professional fees offset by higher payroll and research and development costs. We incurred higher professional fees in 2013 as a result of us preparing to become a public company.

Other income for the year ended December 31, 2014 was $153,661, a decrease of $115,683 from $269,344 for 2013. We received income from hiring out one of our consultants to other companies. In 2014, we received less income for hiring out this consultant.

Net loss for the year ended December 31, 2014 was $321,505 compared to $29,045 for the year ended December 31, 2013. The increase in net loss of $292,460 was attributed to lower sales and lower other income in 2014 offset by lower selling, general and administrative expenses.

Liquidity and Capital Resources

Our operations have historically financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2014, our majority stockholder converted $200,000 of debt into 1,000,000 shares of common stock and also forgave $688,828 in debt that has been accounted for as a capital contribution. In addition, during the year ended December 31, 2014 we sold 1,540,000 shares of our common stock for $108,545. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2014, total assets increased by 10.4%, to $3,166,112 from $2,867,847 at December 31, 2013 principally related to an increase in inventory and a decreased in accounts receivable.

At December 31, 2014, total liabilities decreased by 29.4% to $866,138 from $1,226,241 at December 31, 2013 principally related to the conversion to equity and forgiveness of indebtedness to the Company’s principal stockholder.

Critical Accounting Policies

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of April 15, 2015.

Name	Age	Position
Robert I. Goldstein	66	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	45	Chief Financial Officer and Secretary

Dr. Gerald Entine	71	Member of the Board of Directors

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

Rachel Boulds – Chief Financial Officer and Secretary: Ms. Boulds has been engaged in private practice as an accountant and consultant. She specializes in preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. From August 2004 through July 2009, she was employed as an audit senior for HJ & Associates, LLC, where she performed audits and reviews for public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as an audit senior for Mohler, Nixon and Williams. From September 2001, through July 2003, Ms. Boulds worked as an ABAS associate for PriceWaterhouseCoopers. From April 2000 through February 2001, she was employed an eCommerce accountant for the Walt Disney Group’s GO.com division. Ms. Boulds holds a B.S. in accounting from San Jose State University, 2001 and is licensed as a CPA in the state of Utah.

Dr. Gerald Entine– Member of the Board of Directors: Dr. Entine is the founder and former majority stockholder of RMD, Inc and RMD Instruments, LLC, which was sold to Dynasil Corporation in 2008. He still retains a substantial interest in Dynasil. He has more than 40 years of experience in both applied and basic scientific research in optics, nuclear sensors and instrumentation and related physics or biophysics-based technologies. Dr. Entine received his B.Sc. and M.A. in Physics from the University of Pennsylvania. He then received his Ph.D. in physics from the University of California at Berkeley under the direction of two Nobel Laureates: Dr. Melvin Calvin and Dr. Owen Chamberlain. Dr. Entine then joined Tyco Laboratories, a high technology research center in Boston, and conducted studies in semiconductor sensors until 1974, when he founded RMD with technology that RMD acquired from Tyco. Dr. Entine continues to be involved in research, and has been the Principal Investigator on over a hundred research contracts and grants funded privately and by government. His publications include works in Physics and Instrumentation, Basic Chemistry, and Medicine & Biophysics. Dr. Entine retired from his position as Division Manager of Radiation Monitoring Devices in 2011, at which time the division had a staff of about 90 of which half had Ph.D.'s. He now consults for several technical firms.

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole to enable our board to satisfy its oversight responsibilities effectively, the board focuses on the diversity of skills, business and professional business experience reflected in the descriptions above. In particular:

•	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

•	With respect to Dr. Entine, the board considered his extensive managerial and scientific expertise, as well as his experience in operating RMD Inc., and RMD Instruments LLC, which were acquired by Dynasil Corporation, a publicly-traded company.

The Board of Directors and Committees

As of the date of this Report, we had one independent director.  We anticipate appointing additional independent directors as required in the future.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2014.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein and our Chief Financial Officer and Secretary, Rachel Boulds are compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these two individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Employment Agreements and Compensation

On November 4, 2014, we entered into a five year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, with his compensation beginning in fiscal 2015 and payable in January 2016.

On October 16, 2014, we entered into an employment agreement with Rachel Boulds, our CFO. Ms. Boulds is entitled to receive quarterly payments of $2,500. She is also entitled to receive a stock compensation of 25,000 shares of US Nuclear Corp restricted common stock, payable upon the first anniversary date of her employment date.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	Other Compensation	Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors	2012, 2013 and 2014	$0	$0	$0	$0	$0

Rachel Boulds (1)
Chief Financial Officer and Secretary	2014	$0	$0	$0	$0	$0

(1) Ms. Boulds became our CFO and Secretary on October 31, 2014.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2014.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Compensation of Directors During Period Ended December 31, 2014.

During the period ended December 31, 2014, we did not compensate our directors for acting as such.

Compensation Committee

As of the date of this Form 10-K, we did not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors.  The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 13,265,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein President & CEO, Chairman	10,150,000	77%

Rachel Boulds, Chief Financial Officer and Secretary	0	*

Dr. Gerald Entine, Member of the Board of Directors	0	*

All Directors and Officers as a Group (3 persons)	10,150,000	77%

Richard Chiang (1)	2,000,000	15%

Non Director and Non Officer as a Group (1 person)	2,000,000	15%

Robert I. Goldstein and Dr. Gerald Entine are members of our Board of Directors and both Robert I. Goldstein and Rachel Boulds hold executive officer positions.

* indicates less than 1%

(1) Former President, CEO, Chairman of the Board of Directors. The address of the stockholder is: 75 Broadway Street, Suite 202, San Francisco, CA 94111.

Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Rachel Boulds, Dell Williamson, Manager of the Overhoff Division, and Ivan Mitev, our Chief Engineer at the Overhoff Division and Ian Embry in sales. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

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

Code of Ethics

As of the date of this Prospectus, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics in the near future.

Meetings of the Board of Directors

Mr. Goldstein was elected director by the former sole stockholder of the Company in April 18, 2012.   On March 28, 2014, Dr. Gerald Entine was elected to serve on the Board of Directors.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  As of the date of this Form 10-K, the Board of Directors had no standing audit, compensation, nominating or other committees, although the Board intends to establish such committees in the future.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

As of the date of this Prospectus, we did not have a standing Audit Committee.  We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.  As of the date of this Prospectus, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditor Anton & Chia LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $46,028 for the year ended December 31, 2014.

The aggregate fees billed by the Company’s prior auditor Kenne Ruan for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $36,159 for the year ended December 31, 2013.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2014 or 2013.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2014 or 2013.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2014 or 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Contents

Page
Reports of Independent Registered Public Accounting Firms

Anton & Chia, LLP	F-1

Kenne Ruan, CPA, P.C.	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended
December 31, 2014 and 2013	F-4

Consolidated Statement of Changes in Shareholders' Equity for the years ended
December 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

US Nuclear Corp

7051 Eton Avenue

Canoga Park, CA 91303

We have audited the accompanying consolidated balance sheets of US Nuclear Corp and Subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuances of notes payable to shareholders and common stock. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Nuclear Corp.

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. US Nuclear Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Nuclear Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

April 11, 2014

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

ASSETS

CURRENT ASSETS	2014	2013

Cash	$140,253	$265,873
Accounts receivable	95,700	584,813
Inventory	2,343,729	1,421,642
Other current assets	1,800	4,800
TOTAL CURRENT ASSETS	2,581,482	2,277,128

EQUIPMENT, net	14,454	20,543
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,166,112	$2,867,847

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$199,033	$140,250
Accrued liabilities	93,431	61,072
Customer deposit	196,185	9,235
Line of credit	319,274	355,255
TOTAL CURRENT LIABILITIES	807,923	565,812

Note payable to shareholder	58,215	660,429
TOTAL LIABILITIES	866,138	1,226,241

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 pare value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,265,000 and 10,700,000 shares issued and outstanding	1,327	1,070
Additional paid in capital	3,136,680	2,157,064
Accumulated deficit	(838,033)	(516,528)
TOTAL SHAREHOLDERS' EQUITY	2,299,974	1,641,606
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,166,112	$2,867,847

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales	$1,466,600	$2,353,860
Cost of goods sold	731,419	1,221,426
Gross profit	735,181	1,132,434

Selling, general and administrative expenses	1,210,347	1,430,823

Loss from operations	(475,166)	(298,389)

Other expense
Other income	170,500	274,000
Interest expense	(16,839)	(4,656)
Total non-operating expense	153,661	269,344

Loss before provision for income taxes	(321,505)	(29,045)

Provision for income taxes	-	-

Net loss	$(321,505)	$(29,045)

Weighted average shares outstanding - basic and diluted	11,669,438	9,476,986

Earnings per shares - basic and diluted	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	9,150,000	$915	$2,170,120	$(487,483)	$1,683,552

Shares issued in connection
with reverse merger	1,550,000	155	(13,056)	-	(12,901)
Net loss	-	-	-	(29,045)	(29,045)

Balance, December 31, 2013	10,700,000	1,070	2,157,064	(516,528)	1,641,606

Issuance of common stock for cash	1,540,000	154	108,391	-	108,545

Issuance of common stock for services	25,000	3	2,497	-	2,500

Conversion of note payable to shareholder	1,000,000	100	199,900	-	200,000

Capital contribution from shareholder	-	-	668,828	-	668,828

Net loss	-	-	-	(321,505)	(321,505)

Balance, December 31, 2014	13,265,000	$1,327	$3,136,680	$(838,033)	$2,299,974

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(321,505)	$(29,045)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	7,331	3,694
Common stock issued for services	2,500	-
Changes in:
Accounts receivable	489,113	(251,572)
Inventory	(922,087)	(290,068)
Other current assets	3,000	(4,800)
Accounts payable	58,783	29,812
Accrued liabilities	32,359	23,830
Income taxes payable	-	(24,653)
Customer deposits	186,950	9,235

Net cash used in operating activities	(463,556)	(533,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(1,242)	(6,434)

Net cash used in investing activities	(1,242)	(6,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under lines of credit	(35,981)	136,755
Proceeds from sale of common stock	108,545	-
Proceeds from note payable to shareholder	266,614	320,680

Net cash provided by financing activities	339,178	457,435

NET DECREASE IN CASH	(125,620)	(82,566)

CASH
Beginning of the year	265,873	348,439
End of the year	$140,253	$265,873

Supplemental disclosures of cash flow information
Taxes paid	$-	$24,653
Interest paid	$16,839	$4,656

Non-cash investing and financing activities
Conversion of note payable to shareholder to common stock	$200,000	$-
Contribution of note payable to shareholder to additional paid-in capital	$668,828	$-

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining additional equity financing or continuing to receive debt financing from its majority shareholder until such time as the Company can return to generating income from operations. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended December 31, 2014, the Company incurred a net loss of $321,505 and had negative cash flows from operations of $463,556. As of December 31, 2014, the Company had an accumulated deficit of $838,033. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate increased sales of the Company’s products over the next twelve months.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2014 and 2013.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2014 and 2013 were $5,000 and $0, respectively. During the years ended December 31, 2014 and 2013, the Company derived 39% and 24%, respectively, of its revenue from one customer.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and fixtures	5 years
Leasehold improvement	Lesser of lease life or economic life
Equipment	5 years
Computers and software	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2014 and 2013 the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying consolidated financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of December 31, 2014 and 2013 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Sales returns and allowances was $0 for the years ended December 31, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2014 and 2013.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Inventory

Inventory at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Raw materials	$782,732	$870,758
Work in Progress	931,686	137,721
Finished goods	629,311	413,163
	$2,343,729	$1,421,642

Note 4 –Equipment

The following are the details of equipment at December 31, 2014 and 2013:

	2014	2013
Furniture and fixtures	$146,684	$146,073
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	26,628
Less accumulated depreciation	(421,656)	(414,325)
Property and equipment, net	$14,454	$20,543

Note 5 – Note Payable to Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2016. The amounts due to Mr. Goldstein are $58,215 and $660,429 as of December 31, 2014 and 2013, respectively. On September 30, 2014, Mr. Goldstein converted $200,000 of a note payable into 1,000,000 shares of the Company’s common stock. In addition, on September 30, 2014, Mr. Goldstein also forgave $668,828 of the note payable balance. This forgiveness of debt is being treated as a capital contribution from the Company’s majority shareholder. During 2014 and 2013, the Company received $266,614 and $320,680, respectively, from its majority shareholder under this note payable agreement.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 6 – Line of Credit

As of December 31, 2014 the Company had three lines of credit with a maximum borrowing amount of amount of $400,000 and interest from 3.25% to 9.25%. As of December 31, 2014 and 2013, the amounts outstanding under these three lines of credit were $319,274 and $355,255, respectively.

Note 7 – Shareholders’ Equity

During the year ended December 31, 2014, the Company issued 25,000 shares of its common stock valued at $2,500 for services rendered. The value of the shares was determined based on recent sales of the Company’s common stock.

On January 1, 2014, the Company sold 450,000 shares of its common stock for proceeds of $45.

During the year ended December 31, 2014, the Company sold 1,090,000 shares of its common stock for proceeds of $108,500, net of $500 in offering costs.

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

Note 8 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The Company reports segment information because each geographic location has a separate management team and each location keeps separate accounting records.

The following tables summarize the Company’s segment information for 2014 and 2013:

	Year Ended December 31,
	2014	2013

Sales
Optron	$506,351	$896,784
Overhoff	960,249	1,457,076
	$1,466,600	$2,353,860

Gross profit
Optron	$233,862	$494,178
Overhoff	501,319	638,256
	$735,181	$1,132,434

Loss from operations
Optron	$(273,477)	$(395,942)
Overhoff	(201,689)	97,103
	$(475,166)	$(298,839)

Other Income
Optron	$170,500	$274,000
Overhoff	-	-
	$170,500	$274,000

Interest Expenses
Optron	$16,839	$4,656
Overhoff	-	-
	$16,839	$4,656

Net loss
Optron	$(119,816)	$(125,114)
Overhoff	(201,689)	96,069
	$(321,505)	$(29,045)

	As of December 31,
	2014	2013
Total Assets
Optron	$1,217,069	$952,092
Overhoff	1,949,043	1,915,755
	$3,166,112	$2,867,847

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 9 – Income Taxes

At December 31, 2014 and 2013, the significant components of the deferred tax assets are summarized below:

	2014	2013
Deferred tax assets:
Federal net operating loss	$273,879	$9,697
State net operating loss	51,580	7,385
Tax credit	49,740	49,740
Goodwill	(136,276)	—
Total deferred tax assets	238,923	66,823
Less valuation allowance	(238,923)	(66,823)

	$—	$—

The valuation allowance increased by $172,100 and $17,083 in 2014 and 2013 as a result of the Company generating additional net operating losses in 2014 and 2013. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $691,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2014 and 2013:

	2014	2013

Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—

Income tax expense	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Federal income tax rate	-34.0%	-34.0%
State tax, net of federal benefit	-6.0%	-6.0%
Net operating losses	40.0%	40.0%
Tax credits	0.0%	0.0%
Other	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2014 and 2013.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp.

By /s/ Robert I. Goldstein

Robert I. Goldstein

President, Chief Executive Officer, Chairman of the Board of Directors

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2015

US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer and Secretary

39