Form 10-Q
period 2015-03-31
US NUCLEAR CORP.
filed 2015-05-15
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

1

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of May 15, 2015 was 13,275,000.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF MARCH 31, 2015

AND FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
CURRENT ASSETS	2015	2014
	(unaudited)
Cash	$370,340	$140,253
Accounts receivable	20,031	95,700
Inventories	2,461,127	2,343,729
Other current assets	600	1,800
TOTAL CURRENT ASSETS	2,852,098	2,581,482

Equipment, net	12,830	14,454
Goodwill	570,176	570,176
TOTAL ASSETS	$3,435,104	$3,166,112

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$194,734	$199,033
Accrued liabilities	112,830	93,431
Customer deposit	308,352	196,185
Line of credit	317,093	319,274
TOTAL CURRENT LIABILITIES	933,009	807,923

Note payable to shareholder	237,017	58,215
TOTAL LIABILITIES	1,170,026	866,138

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 pare value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,265,000 and 13,265,000 shares issued and outstanding	1,327	1,327
Additional paid in capital	3,136,680	3,136,680
Accumulated deficit	(872,929)	(838,033)
TOTAL SHAREHOLDERS' EQUITY	2,265,078	2,299,974
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,435,104	$3,166,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Sales	$333,484	$263,646
Cost of goods sold	166,090	165,844
Gross profit	167,394	97,802

Selling, general and administrative expenses	311,556	305,284

Loss from operations	(144,162)	(207,482)

Other expense
Other income	114,000	-
Interest expense	(4,734)	(918)
Total non-operating expense	109,266	(918)

Loss before provision for income taxes	(34,896)	(208,400)

Provision for income taxes	-	-

Net loss	$(34,896)	$(208,400)

Weighted average shares outstanding - basic and diluted	13,265,000	11,080,000

Loss per share - basic and diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(34,896)	$(208,400)
Adjustment to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	1,624	2,306
Changes in:
Accounts receivable	75,669	437,224
Inventory	(117,398)	(148,599)
Other current assets	1,200	2,000
Accounts payable	(4,299)	(41,782)
Accrued liabilities	19,399	13,319
Customer deposits	112,167	33,308

Net cash provided by operating activities	53,466	89,376

INVESTING ACTIVITIES
Purchase of equipment	-	(200)

Net cash used in investing activities	-	(200)

FINANCING ACTIVITIES
Net repayments under lines of credit	(2,181)	(100,711)
Proceeds from sale of common stock	-	45
Proceeds from note payable to shareholder	178,802	76,951

Net cash provided by (used in) financing activities	176,621	(23,715)

NET INCREASE IN CASH	230,087	65,461

CASH
Beginning of the period	140,253	265,873
End of the period	$370,340	$331,334

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$4,734	$918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Concurrently with the closing of the transactions, the Company entered into an agreement with the Company’s former majority stockholder, sole director and chief executive officer, pursuant to which he returned 9,150,000 shares of the Company’s common stock for cancellation. The Company’s former majority stockholder, sole director and chief executive officer was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 10,700,000 shares of common stock issued and outstanding.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining additional equity financing or continuing to receive debt financing from its majority shareholder until such time as the Company can return to generating income from operations. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended March 31, 2015, the Company incurred a net loss of $34,896. For the year ended December 31, 2014, the Company incurred a net loss of $321,505 and had negative cash flows from operations of $463,556. As of March 31, 2015 and December 31, 2014, the Company had an accumulated deficit of $872,929 and $838,033, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate increased sales of the Company’s products over the next twelve months.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 were $5,000 and $5,000, respectively. During the three months ended March 31, 2015 and 2014, the Company derived 63% and 21%, respectively, of its revenue from one customer.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Equipment

Equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and fixtures	5 years
Leasehold improvement	Lesser of lease life or economic life
Equipment	5 years
Computers and software	5 years

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2015 and December 31, 2014, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, goodwill and other indefinite lived intangible assets, requiring thata test for impairment be performed at least annually. As of December 31, 2014 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Sales returns and allowances was $0 for the three months ended March 31, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during March 31, 2015 and December 31, 2014.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 7.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity . The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

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

Note 3 – Inventories

Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$793,028	$782,732
Work in Progress	667,240	931,686
Finished goods	1,000,859	629,311
	$2,461,127	$2,343,729

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	27,259
	436,110	436,110
Less accumulated depreciation	(423,280)	(421,656)
Property and equipment, net	$12,830	$14,454

Note 5 – Note Payable Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2016. The amounts due to Mr. Goldstein are $237,017 and $58,215 as of March 31, 2015 and December 31, 2014, respectively. During three months ended March 31, 2015, the Company received $178,802 from its majority shareholder under this note payable agreement.

Note 6– Lines of Credit

As of March 31, 2015 the Company had three lines of credit with a maximum borrowing amount of amount of $400,000 and interest from 3.25% to 9.25%. As of March 31, 2015 and December 31, 2014, the amounts outstanding under these three lines of credit were $317,093 and $319,274, respectively. As of March 31, 2015 $43,314 of the total outstanding amount matures on December 26, 2015 with the balance due on demand.

Note 7 –Segment Reporting

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

The following tables summarize the Company’s segment information for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Sales
Optron	$47,127	$97,198
Overhoff	286,357	166,448
	$333,484	$263,646

Gross profit
Optron	$20,883	$12,231
Overhoff	146,511	85,571
	$167,394	$97,802

Loss from operations
Optron	$(149,086)	$(165,378)
Overhoff	4,924	(42,104)
	$(144,162)	$(207,482)

Other Income
Optron	$114,000	$-
Overhoff	-	-
	$114,000	$-

Interest Expenses
Optron	$4,734	$918
Overhoff	-	-
	$4,734	$918

Net income (loss)
Optron	$(39,820)	$(157,296)
Overhoff	4,924	(51,104)
	$(34,896)	$(208,400)

	As of	As of
	March 31,	December 31,
	2015	2014
Total Assets
Optron	$1,303,466	$1,217,069
Overhoff	2,131,638	1,949,043
	$3,435,104	$3,166,112

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
	$570,176	$570,176

Note 8 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

On April 30, 2015, the Company issued 10,000 shares of common stock to a board member for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations and the notes to the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. The audited financial statements for our fiscal year ended December 31, 2014 and the audited financial statements filed with the Securities Exchange Commission on Form 10-K on April 15, 2015, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

On September 30, 2014, we entered into a Forgiveness of Debt and Conversion Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. We owed Mr. Goldstein, $868,828 in related party debt. Pursuant to this Agreement, Mr. Goldstein agreed to forgive $668,828 and we agreed to convert the balance of the debt, $200,000 into restricted shares of our Company at $0.20 cents per share. We then issued Mr. Goldstein 1,000,000 shares of our restricted common stock. With this Agreement, we had eliminated our related party debt from our balance sheet and financial statements at the time of execution.

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

On November 4, 2014, we entered into a five year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, payable at the end of the fiscal year , with his compensation beginning in fiscal 2015 and payable in January 2016.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%

Sales	$333,484	$263,646	$69,838	26.5%
Cost of goods sold	166,090	165,844	246	0.1%
Gross profit	167,394	97,802	69,592	71.2%
Selling, general and administrative expenses	311,556	305,284	6,272	2.1%
Loss from operations	(144,162)	(207,482)	63,320	-30.5%
Other income (expense)	109,266	(918)	110,184	12,133.7%
Income before provision for income taxes	(34,896)	(208,400)	173,504	-83.3%
Provision for income taxes	0	0	0
Net loss	$(34,896)	$(208,400)	$173,504	-83.3%

Sales for the three months ended March 31, 2015 was $333,484 compared to $263,646 for the same period in 2014. The increase of $69,838 or 26.5% is a result of an increase in sales from our Overhoff subsidiary of $119,909 offset by a decrease in sales from our Optron subsidiary of $50,071. The increase in sales from our Overhoff subsidiary is due to some large orders being completed and shipped in the first quarter of 2015. The decrease in Optron’s revenue was a result of a decrease in large a international sale. The revenue breakdown for the three months ended March 31, 2015 is as follows:

North America 43%

Asia (Including Japan) 15%

Other 42%

Our gross margins for the three months ended March 31, 2015 were 50.2% as compared to 37.1% for the year ended December 31. The increase in gross margin is due to lower labor and overhead costs incurred in the manufacturing process.

General and administrative expense for the three months ended March 31, 2015 increased by 2.1% over 2014 to $311,556up from $305,284 for the same period in 2014. The increase was not significant.

Other income for the three months ended March 31, 2015 was $109,266, an increase of $110,184 from $(918) for the same period in 2014. During the three months ended March 31, 2015, we received income from hiring out one of our consultants to other companies. In 2014, we received no such income for hiring out this consultant.

Net loss for the three months ended March 31, 2015 was $34,896 compared to $208,390 for the same period in 2014. The decrease in net loss of $173,504 was attributed to higher sales, better margins and higher other income.

Liquidity and Capital Resources

Our operations have historically financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During 2014, our majority stockholder converted $200,000 of debt into 1,000,000 shares of common stock and also forgave $688,828 in debt that has been accounted for as a capital contribution. In addition, in 2014 we sold 1,540,000 shares of our common stock for $108,545. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary. During the three months ended March 31, 2015 we received funding from our majority stockholder in the amount of $178,802.

At March 31, 2015, total assets increased by 8.5%, to $3,435,104 from $3,166,112 at December 31, 2014 principally related to an increase in inventory and cash.

At March 31, 2015, total liabilities increased by 35.1% to $1,170,026 from $866,138 at December 31, 2014 principally related to an increase in customer deposit and an increase in indebtedness to our principal stockholder.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Our business is subject to many risks. Set forth below are the most significant risks that we face.

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

We operate in the highly competitive industry. Many of our current and potential competitors, including larger multinational companies, domestic manufacturing companies with multiple product lines in radiation detection products have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than US Nuclear Corp. In addition, many of these competitors may be able to devote significantly greater resources to:

•    research and development of new products

•    attracting and retaining key employees;

•    maintaining a large budget for marketing and promotional expenses

•    providing more favorable credit terms to suppliers and channel distributors

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

Risks Related to Our Common Stock

We have been approved by FINRA for the Over-the-Counter Bulletin Board ("OTCBB") trading and additionally have also been approved with the Depository Trust and Clearing Corporation or ("DTCC") for DTC eligibility. Our stock ticker symbol is UCLE on the Over-the-Counter Bulletin Board. Pursuant to our Form S-1 registration statement which became effective on January 13, 2015, we have 3,090,000 shares of unrestricted and free trading stock. For information on shareholders who owns 5% or more of our common stock, as well as the ownership of our officers and directors, please see “Security Ownership Of Certain Beneficial Owners And Management” within our most recently filed Form 10-K with the US Securities and Exchange Commission on April 15, 2015.

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

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	competition from other radiation companies or related business;
•	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;
•	changes in key personnel;
•	entry into new geographic markets;
•	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other radiation detection and related companies;
•	investors’ perceptions of our prospects and the prospects of the nuclear power industry;
•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation;
•	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	future sales of our common stock by our officers, directors and significant stockholders; and
•	changes in accounting principles affecting our financial reporting.

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

We have not paid dividends on our common stock and have no plans to pay dividends on our common stock in the future.

We have no plans to pay dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

None

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

Date:  May 15, 2015

