Form 10-Q
period 2015-06-30
US NUCLEAR CORP.
filed 2015-08-13
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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

Yes [_] No [X]

The number of shares of the Registrant’s common stock outstanding as of August 13, 2015 was 13,275,000.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF JUNE 30, 2015

AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2015 (unaudited)	December 31, 2014
CURRENT ASSETS
Cash	$424,164	$140,253
Accounts receivable, net	259,101	95,700
Inventories	2,226,471	2,343,729
Other current assets	300	1,800
TOTAL CURRENT ASSETS	2,910,036	2,581,482

EQUIPMENT, net	11,194	14,454
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,491,406	$3,166,112

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$106,277	$175,033
Accounts payable, related party	72,000	24,000
Accrued liabilities	106,625	93,431
Customer deposit	16,273	196,185
Line of credit	354,374	319,274
TOTAL CURRENT LIABILITIES	655,549	807,923

Note payable to shareholder	265,508	58,215
TOTAL LIABILITIES	921,057	866,138

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,275,000 and 13,265,000 shares issued and outstanding	1,328	1,327
Additional paid in capital	3,137,679	3,136,680
Accumulated deficit	(568,658)	(838,033)
TOTAL SHAREHOLDERS' EQUITY	2,570,349	2,299,974
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,491,406	$3,166,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$1,102,894	$375,859	$1,550,378	$639,505
Cost of sales	590,451	177,669	799,591	343,513
Gross profit	512,443	198,190	750,787	295,992

Selling, general and administrative expenses	203,764	348,187	472,270	653,471

Income (loss) from operations	308,679	(149,997)	278,517	(357,479)

Other expense
Interest expense	(4,408)	(938)	(9,142)	(1,856)
Total other expense	(4,408)	(938)	(9,142)	(1,856)

Income (loss) before provision for income taxes	304,271	(150,935)	269,375	(359,335)

Provision for income taxes	—	—	—	—

Net income (loss)	$304,271	$(150,935)	$269,375	$(359,335)

Weighted average shares outstanding - basic and diluted	13,271,703	11,150,000	13,268,370	11,115,193

Earnings (loss) per share - basic and diluted	$0.02	$(0.01)	$0.02	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$269,375	$(359,335)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,260	4,581
Common stock issued for services	1,000	-
Changes in:
Accounts receivable	(163,401)	463,787
Inventory	117,258	(235,326)
Other current assets	1,500	2,600
Accounts payable	(20,756)	(40,471)
Accrued liabilities	13,194	5,976
Customer deposits	(179,912)	8,415

Net cash provided by (used in) operating activities	41,518	(149,773)

INVESTING ACTIVITIES
Purchases of equipment	-	(200)

Net cash used in investing activities	-	(200)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	35,100	(102,491)
Proceeds from sale of common stock	-	45
Proceeds from note payable to shareholder	243,293	158,567
Repayments for note payable to shareholder	(36,000)	-

Net cash provided by financing activities	242,393	56,121

NET INCREASE (DECREASE) IN CASH	283,911	(93,852)

CASH
Beginning of the period	140,253	265,873
End of the period	$424,164	$172,021

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$9,142	$1,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining additional equity financing or continuing to receive debt financing from its majority shareholder until such time as the Company can return to generating income from operations. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended December 31, 2014, the Company incurred a net loss of $321,505 and had negative cash flows from operations of $463,556. As of June 30, 2015 and December 31, 2014, the Company had an accumulated deficit of $568,658 and $838,033, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate increased sales of the Company’s products over the next twelve months.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 were $5,000 and $5,000, respectively. During the six months ended June 30, 2015 and 2014, the Company derived 36% and 22%, respectively, of its revenue from one customer.

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

(Unaudited)

Furniture and fixtures	5 years
Leasehold improvement	Lesser of lease life or economic life
Equipment	5 years
Computers and software	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2015 and December 31, 2014, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, goodwill and other indefinite lived intangible assets, requiring that a test for impairment be performed at least annually. As of December 31, 2014 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Sales returns and allowances was $0 for the six months ended June 30, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during June 30, 2015 and December 31, 2014.

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

For the Six months ended June 30, 2015 and 2014

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

Note 3 – Inventories

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$728,737	$782,732
Work in Progress	599,093	931,686
Finished goods	898,641	629,311
	$2,226,471	$2,343,729

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

(Unaudited)

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	27,259
	436,110	436,110
Less accumulated depreciation	(424,916)	(421,656)
Property and equipment, net	$11,194	$14,454

Note 5 – Note Payable Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2016. The amounts due to Mr. Goldstein are $265,508 and $58,215 as of June 30, 2015 and December 31, 2014, respectively. During six months ended June 30, 2015, the Company received $243,293 from its majority shareholder and repaid another $36,000 to its majority shareholder under this note payable agreement.

Note 6– Lines of Credit

As of June 30, 2015 the Company had four lines of credit with a maximum borrowing amount of amount of $400,000 and interest ranging from 3.25% to 9.25%. As of June 30, 2015 and December 31, 2014, the amounts outstanding under these four lines of credit were $354,374 and $319,274, respectively.

Note 7 – Shareholders’ Equity

During the six months ended June 30, 2015, the Company issued 10,000 shares of its common stock to one of its board members for services valued at $1,000. The value of the shares was determined based on recent sales of the Company’s common stock.

Note 8 –Segment Reporting

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

(Unaudited)

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales
Optron	$168,274	$87,766	$329,401	$184,964
Overhoff	934,620	288,093	1,220,977	454,541
Corporate	-	-	-	-
	$1,102,894	$375,859	$1,550,378	$639,505

Gross profit
Optron	$36,747	$67,330	$128,580	$79,561
Overhoff	475,696	130,860	622,207	216,431
Corporate	-	-	-	-
	$512,443	$198,190	$750,787	$295,992

Income (loss) from operations
Optron	$(9,614)	$(111,598)	$(9,234)	$(259,606)
Overhoff	339,325	(24,785)	344,249	(66,889)
Corporate	(21,032)	(13,614)	(56,498)	(30,984)
	$308,679	$(149,997)	$278,517	$(357,479)

Interest Expenses
Optron	$4,408	$938	$9,142	$1,856
Overhoff	-	-	-	-
Corporate	-	-	-	-
	$4,408	$938	$9,142	$1,856

Net income (loss)
Optron	$(14,022)	$(112,536)	$(18,376)	$(261,462)
Overhoff	339,325	(24,785)	344,249	(66,889)
Corporate	(21,032)	(13,614)	(56,498)	(30,984)
	$304,271	$(150,935)	$269,375	$(359,335)

			As of	As of
			June 30,	December 31,
			2015	2014
Total Assets
Optron			$1,294,598	$1,129,316
Overhoff			2,178,790	1,949,043
Corporate			18,018	87,753
			$3,491,406	$3,166,112

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
Corporate			-	-
			$570,176	$570,176

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

(Unaudited)

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Geographical sales
United States	$427,733	$181,290	$620,151	$390,098
Asia	506,517	56,447	573,640	102,321
South America	119,769	11,050	261,422	11,050
Other	48,875	127,072	95,165	136,036
	$1,102,894	$375,859	$1,550,378	$639,505

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the six months ended June 30, 2015 and 2014 were $60,000 and $72,000, respectively. As of June 30, 2015 and December 31, 2014, payable to Gold Team Inc. in connection with the above leases amount to $72,000 and $24,000, respectively.

Also see Note 5.

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

Additionally, we are inexperienced as a public company and may find it difficult to meet all of the challenges and expenses of being a public company.  As we commence as a public company, we plan to raise capital by offering shares of our common stock or convertible debt to investors.  For the next twelve months, we anticipate we will need approximately $5,000,000 in additional capital to fund our business plans. If we do not raise the required capital we may not meet our expenses and there can be no assurance that we will be able to do so and if we do, we may find the cost of such financing to be burdensome on the Company. Additionally, we may not be able to execute on our business plans due to unforeseen market forces such as lower natural gas prices, difficulty attracting qualified executive staff, general downturn in our sector or by competition as we operate in an extremely competitive market for all of our product offerings.

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

On April 30, 2015, we issued 10,000 shares of restricted stock in US Nuclear Corp. to Dr. Gerald Entine for services as a director.

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,		Change
	2015	2014	$	%

Sales	$1,102,894	$375,859	$727,035	193.4%
Cost of sales	590,451	177,669	412,782	232.3%
Gross profit	512,443	198,190	314,253	158.6%
Selling, general and administrative expenses	203,764	348,187	(144,423)	-41.5%
Income (loss) from operations	308,679	(149,997)	458,676	-305.8%
Other income (expense)	(4,408)	(938)	(3,470)	369.9%
Income (loss) before provision for income taxes	304,271	(150,935)	455,206	-301.6%
Provision for income taxes	-	-	-
Net income (loss)	$304,271	$(150,935)	$455,206	-301.6%

Sales for the three months ended June 30, 2015 was $1,102,894 compared to $375,859 for the same period in 2014. The increase of $727,035 or 193.4% is a result of an increase in sales from our Overhoff and Optron subsidiaries of $646,527 and $80,508, respectively. The increase in sales from our Overhoff subsidiary is due to some large orders being completed and shipped during the second quarter of 2015. The increase in sales from our Optron subsidiary is due to increase in service revenue. The revenue breakdown for the three months ended June 30, 2015 is as follows:

North America 39%

Asia (Including Japan) 46%

South America 11%

Other 4%

Our gross margins for the three months ended June 30, 2015 were 46.5% as compared to 52.7% for the same period in 2014. The decrease in gross margin is due to slightly higher overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the three months ended June 30, 2015 decreased by 41.5% over 2014 to $203,764 down from $348,187 for the same period in 2014. The decrease is a result our overall efforts to reduce operating expense.

Other expense for the three months ended June 30, 2015 was $4,408, an increase of $3,470 from $938 for the same period in 2014. The increase is due to interest being paid on higher outstanding loan balances.

Net income for the three months ended June 30, 2015 was $304,271 compared to a net loss of $150,935 for the same period in 2014. The increase in net income of $455,206 was attributed to a significant increase in sales, lower operating expenses and higher other income.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,		Change
	2015	2014	$	%

Sales	$1,550,378	$639,505	$910,873	142.4%
Cost of sales	799,591	343,513	456,078	132.8%
Gross profit	750,787	295,992	454,795	153.7%
Selling, general and administrative expenses	472,270	653,471	(181,201)	-27.7%
Income (loss) from operations	278,517	(357,479)	635,996	-177.9%
Other income (expense)	(9,142)	(1,856)	(7,286)	392.6%
Income (loss) before provision for income taxes	269,375	(359,335)	628,710	-175.0%
Provision for income taxes	-	-	-
Net income (loss)	$269,375	$(359,335)	$628,710	-175.0%

Sales for the six months ended June 30, 2015 was $1,550,378 compared to $639,505 for the same period in 2014. The increase of $910,873 or 142.4% is a result of an increase in sales from our Overhoff and Optron subsidiaries of $766,436 and $144,437, respectively. The increase in sales from our Overhoff subsidiary is due to some large orders being completed and shipped during the first half of 2015. The increase in sales from our Optron subsidiary is due to increase in service revenue. The revenue breakdown for the six months ended June 30, 2015 is as follows:

North America 40%

Asia (Including Japan) 37%

South America 17%

Other 6%

Our gross margins for the six months ended June 30, 2015 were 48.4% as compared to 46.3% for the same period in 2014. The increase in gross margin is due to lower labor and overhead costs incurred in the manufacturing process.

General and administrative expense for the six months ended June 30, 2015 decreased by 27.7% over 2014 to $472,270 down from $653,471 for the same period in 2014. The decrease is a result our overall efforts to reduce operating expense.

Other expense for the six months ended June 30, 2015 was $9,142, an increase of $7,286 from $1,856 for the same period in 2014. The increase is due to interest being paid on higher outstanding loan balances.

Net income for the six months ended June 30, 2015 was $269,375 compared to a net loss of $359,335 for the same period in 2014. The increase in net income of $628,710 was attributed to a significant increase in sales, better margins, lower operating expenses and higher other income.

Liquidity and Capital Resources

Our operations have historically financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During 2014, our majority stockholder converted $200,000 of debt into 1,000,000 shares of common stock and also forgave $688,828 in debt that has been accounted for as a capital contribution. In addition, in 2014 we sold 1,540,000 shares of our common stock for $108,545. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary. During the six months ended June 30, 2015 we received funding from our majority stockholder in the net amount of $207,293.

At June 30, 2015, total assets increased by 10%, to $3,491,406 from $3,166,112 at December 31, 2014 principally related to an increase in cash and accounts receivable.

At June 30, 2015, total liabilities increased by 6.3% to $921,057 from $866,138 at December 31, 2014 principally related to an increase in indebtedness to our principal stockholder offset by a decrease in customer deposits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  August 13, 2015

