Form 10-Q
period 2015-09-30
US NUCLEAR CORP.
filed 2015-11-12
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

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

Yes [_] No [X]

The number of shares of the Registrant’s common stock outstanding as of November 12, 2015 was 13,300,000.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF SEPTEMBER 30, 2015

AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
CURRENT ASSETS	2015	2014
	(unaudited)
Cash	$651,165	$140,253
Accounts receivable, net	186,257	95,700
Inventories	2,150,446	2,343,729
Other current assets	300	1,800
TOTAL CURRENT ASSETS	2,988,168	2,581,482

EQUIPMENT, net	9,559	14,454
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,567,903	$3,166,112

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,564	$175,033
Accounts payable, related party	48,000	24,000
Accrued liabilities	122,039	93,431
Customer deposit	59,271	196,185
Line of credit	344,838	319,274
TOTAL CURRENT LIABILITIES	621,712	807,923

Note payable to shareholder	257,940	58,215
TOTAL LIABILITIES	879,652	866,138

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,275,000 and 13,265,000 shares issued and outstanding	1,328	1,327
Additional paid in capital	3,137,679	3,136,680
Accumulated deficit	(450,756)	(838,033)
TOTAL SHAREHOLDERS' EQUITY	2,688,251	2,299,974
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,567,903	$3,166,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$662,793	$588,151	$2,213,171	$1,284,656
Cost of sales	329,947	296,160	1,129,538	696,673
Gross profit	332,846	291,991	1,083,633	587,983

Selling, general and administrative expenses	208,393	277,566	680,663	931,037

Income (loss) from operations	124,453	14,425	402,970	(343,054)

Other expense
Interest expense	(6,551)	(938)	(15,693)	(2,794)
Total other expense	(6,551)	(938)	(15,693)	(2,794)

Income (loss) before provision for income taxes	117,902	13,487	387,277	(345,848)

Provision for income taxes	-	-	-	-

Net income (loss)	$117,902	$13,487	$387,277	$(345,848)

Weighted average shares outstanding - basic and diluted	13,275,000	11,172,717	13,270,604	11,134,579

Earning (loss) per shares - basic and diluted	$0.01	$0.00	$0.03	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$387,277	$(345,848)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,895	6,399
Common stock issued for services	1,000	-
Changes in:
Accounts receivable	(90,557)	474,588
Inventories	193,283	(302,932)
Other current assets	1,500	3,200
Accounts payable	(103,469)	(67,330)
Accrued liabilities	28,608	22,770
Customer deposits	(136,914)	153,682

Net cash provided by (used in) operating activities	285,623	(55,471)

INVESTING ACTIVITIES
Purchases of equipment	-	(200)

Net cash used in investing activities	-	(200)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	25,564	(104,643)
Proceeds from sale of common stock	-	108,545
Proceeds from note payable to shareholder	243,293	208,399
Repayments for note payable to shareholder	(43,568)	-

Net cash provided by financing activities	225,289	212,301

NET INCREASE IN CASH	510,912	156,630

CASH
Beginning of the period	140,253	265,873
End of the period	$651,165	$422,503

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$15,693	$2,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining additional equity financing or continuing to receive debt financing from its majority shareholder until such time as the Company can return to generating income from operations. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended December 31, 2014, the Company incurred a net loss of $321,505 and had negative cash flows from operations of $463,556. As of September 30, 2015 and December 31, 2014, the Company had an accumulated deficit of $450,756 and $838,033, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate increased sales of the Company’s products over the next twelve months.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 were $5,000 and $5,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company derived 22% and 25%, respectively, of its revenue from one customer.

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

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

Furniture and fixtures	5 years
Leasehold improvement	Lesser of lease life or economic life
Equipment	5 years
Computers and software	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2015 and December 31, 2014, the Company believes there was no impairment of its long-lived assets.

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

Sales returns and allowances was $0 for the nine months ended September 30, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

 (Unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during September 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

For the Nine months ended September 30, 2015 and 2014

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In April 2015, the FASB issued Accounting Standards Update No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventories

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$717,405	$782,732
Work in Progress	573,217	931,686
Finished goods	859,824	629,311
	$2,150,446	$2,343,729

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	27,259
	436,110	436,110
Less accumulated depreciation	(426,551)	(421,656)
Property and equipment, net	$9,559	$14,454

Note 5 – Note Payable Shareholder

Robert Goldstein, the owner of the Company, has loaned funds to the Company from time to time. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2016. The amounts due to Mr. Goldstein are $257,940 and $58,215 as of September 30, 2015 and December 31, 2014, respectively. During nine months ended September 30, 2015, the Company received $243,293 from its majority shareholder and repaid another $43,568 to its majority shareholder under this note payable agreement.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

Note 6– Lines of Credit

As of September 30, 2015 the Company had four lines of credit with a maximum borrowing amount of amount of $400,000 and interest ranging from 3.25% to 9.25%. As of September 30, 2015 and December 31, 2014, the amounts outstanding under these four lines of credit were $344,838 and $319,274, respectively.

Note 7 – Shareholders’ Equity

During the nine months ended September 30, 2015, the Company issued 10,000 shares of its common stock to one of its board members for services valued at $1,000. The value of the shares was determined based on recent sales of the Company’s common stock.

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales
Optron	$139,371	$259,234	$468,772	$501,198
Overhoff	523,422	328,917	1,744,399	783,458
Corporate	-	-	-	-
	$662,793	$588,151	$2,213,171	$1,284,656

Gross profit
Optron	$53,676	$143,696	$182,256	$223,257
Overhoff	279,170	148,295	901,377	364,726
Corporate	-	-	-	-
	$332,846	$291,991	$1,083,633	$587,983

Income (loss) from operations
Optron	$(2,321)	$(5,482)	$(11,555)	$(265,088)
Overhoff	142,488	33,502	486,737	(33,387)
Corporate	(15,714)	(13,595)	(72,212)	(44,579)
	$124,453	$14,425	$402,970	$(343,054)

Interest Expenses
Optron	$4,389	$938	$13,531	$2,794
Overhoff	2,162	-	2,162	-
Corporate	-	-	-	-
	$6,551	$938	$15,693	$2,794
15

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

Net income (loss)
Optron	$(6,710)	$228,075	$(25,086)	$(33,387)
Overhoff	140,326	(200,993)	484,575	(267,882)
Corporate	(15,714)	(13,595)	(72,212)	(44,579)
	$117,902	$13,487	$387,277	$(345,848)

			As of	As of
			September 30,	December 31,
			2015	2014
Total Assets
Optron			$1,298,940	$1,129,316
Overhoff			2,243,999	1,949,043
Corporate			24,964	87,753
			$3,567,903	$3,166,112

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
Corporate			-	-
			$570,176	$570,176

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Geographical sales
North America	$589,833	$529,241	$1,209,984	$976,339
Asia	1,563	10,451	575,203	112,772
South America	-	-	261,422	11,050
Other	71,397	48,459	166,562	184,495
	$662,793	$588,151	$2,213,171	$1,284,656

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the nine months ended September 30, 2015 and 2014 were $84,000 and $108,000, respectively. As of September 30, 2015 and December 31, 2014, payable to Gold Team Inc. in connection with the above leases amount to $48,000 and $24,000, respectively.

Also see Note 5.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

(Unaudited)

Note 11 – Subsequent Event

On October 31, 2015, the Company issued 25,000 shares of its common stock to Rachel Boulds, its CFO, in accordance with her employment agreement.

17

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

On October 31, 2015, we issued 25,000 shares of restricted stock in US Nuclear Corp. to Rachel Boulds, our CFO, in connection with her employment agreement.

Results of Operations

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,		Change
	2015	2014	$	%

Sales	$662,793	$588,151	$74,642	12.7%
Cost of sales	329,947	296,160	33,787	11.4%
Gross profit	332,846	291,991	40,855	14.0%
Selling, general and administrative expenses	208,393	277,566	(69,173)	-24.9%
Income from operations	124,453	14,425	110,028	762.8%
Other income (expense)	(6,551)	(938)	(5,613)	598.4%
Income before provision for income taxes	117,902	13,487	104,415	774.2%
Provision for income taxes	-	-	-
Net income	$117,902	$13,487	$104,415	774.2%

Sales for the three months ended September 30, 2015 was $662,793 compared to $588,151 for the same period in 2014. The increase of $74,642 or 12.7% is a result of an increase in sales from our Overhoff subsidiary of $194,505 offset by a decrease in sales from our Optron subsidiary of $119,863. The increase in sales from our Overhoff subsidiary is due to some large orders being completed and shipped during the third quarter of 2015. The decrease in Optron’s revenue was a result of a decrease in large a international sale. The revenue breakdown for the three months ended September 30, 2015 is as follows:

North America 89%

Asia (Including Japan) 0%

South America 0%

Other 11%

Our gross margins for the three months ended September 30, 2015 were 50.2% as compared to 49.6% for the same period in 2014. The increase in gross margin is due to lower labor and overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the three months ended September 30, 2015 decreased by 24.9% over 2014 to $208,393 down from $277,566 for the same period in 2014. The decrease is a result our overall efforts to reduce operating expense.

Other expense for the three months ended September 30, 2015 was $6,551, an increase of $5,613 from $938 for the same period in 2014. The increase is due to interest being paid on higher outstanding loan balances.

Net income for the three months ended September 30, 2015 was $117,902 compared to $13,487 for the same period in 2014. The increase in net income of $104,415 was attributed to lower operating expenses and higher margins.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,		Change
	2015	2014	$	%

Sales	$2,213,171	$1,284,656	$928,515	72.3%
Cost of sales	1,129,538	696,673	432,865	62.1%
Gross profit	1,083,633	587,983	495,650	84.3%
Selling, general and administrative expenses	680,663	931,037	(250,374)	-26.9%
Income (loss) from operations	402,970	(343,054)	746,024	-217.5%
Other income (expense)	(15,693)	(2,794)	(12,899)	461.7%
Income (loss) before provision for income taxes	387,277	(345,848)	733,125	-212.0%
Provision for income taxes	-	-	-
Net income (loss)	$387,277	$(345,848)	$733,125	-212.0%

Sales for the nine months ended September 30, 2015 was $2,213,171 compared to $1,284,656 for the same period in 2014. The increase of $928,515 or 72.3% is a result of an increase in sales from our Overhoff subsidiary of $960,941 offset by a decrease in sales from our Optron subsidiary of $32.426. The increase in sales from our Overhoff subsidiary is due to some large orders being completed and shipped during 2015. The revenue breakdown for the nine months ended September 30, 2015 is as follows:

North America 55%

Asia (Including Japan) 26%

South America 12%

Other 7%

Our gross margins for the nine months ended September 30, 2015 were 49.0% as compared to 45.8% for the same period in 2014. The increase in gross margin is due to lower labor and overhead costs incurred in the manufacturing process.

General and administrative expense for the nine months ended September 30, 2015 decreased by 26.9% over 2014 to $680,663 down from $931,037 for the same period in 2014. The decrease is a result our overall efforts to reduce operating expense.

Other expense for the nine months ended September 30, 2015 was $15,693, an increase of $12,899 from $2,794 for the same period in 2014. The increase is due to interest being paid on higher outstanding loan balances.

Net income for the nine months ended September 30, 2015 was $387,277 compared to a net loss of $345,848 for the same period in 2014. The increase in net income of $733,125 was attributed to a significant increase in sales, better margins and lower operating expenses.

Liquidity and Capital Resources

Our operations have historically financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During 2014, our majority stockholder converted $200,000 of debt into 1,000,000 shares of common stock and also forgave $688,828 in debt that has been accounted for as a capital contribution. In addition, in 2014 we sold 1,540,000 shares of our common stock for $108,545. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary. During the nine months ended September 30, 2015 we received funding from our majority stockholder in the net amount of $199,725.

At September 30, 2015, total assets increased by 12.7%, to $3,567,903 from $3,166,112 at December 31, 2014 principally related to an increase in cash and accounts receivable offset by a decrease in inventory.

At September 30, 2015, total liabilities increased by 1.6% to $879,652 from $866,138 at December 31, 2014 principally related to an increase in indebtedness to our principal stockholder offset by a decrease in customer deposits and accounts payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

We have no plans to pay dividends on our common stock in the foreseeable future.. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

Date:  November 12, 2015

