Form 10-K
period 2015-12-31
US NUCLEAR CORP.
filed 2016-04-14
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54617

US NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739
__________________________________ State or other jurisdiction of Incorporation or organization	__________________________________ (I.R.S. Employer Identification No.)

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

Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $248,490 as of June 30, 2015.

The number of shares of the Registrant’s common stock outstanding as of April 5, 2016 was 13,475,000.

 US NUCLEAR CORP.

2015 FORM 10-K

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

Our international revenues were 54% of our total revenue in 2015. We expect this to continue to increase as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

We will need to raise more capital to expand our business. It is anticipated that we will require an additional capital raise of $5 million dollars over the next twelve months to fund our business plans. Future sources of capital may not be available to us when we need it or may be available only on unacceptable terms.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, and Secretary Rachel Boulds. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.  See “Management.”

The loss of any of our executive officers could adversely affect our business.

We depend to a large extent on the efforts and continued employment of our executive officers, one of these officers, Rachel Boulds maintains employment at other companies, and her other responsibilities could take precedence over her duties to us. The time Ms. Boulds plans to devote to our business will primarily be based upon the financial accounting duties as CFO, and Secretary.

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

Robert I. Goldstein, in his role as President, CEO and Chairman of the Board of Directors has not received an annual salary or other compensation from our company for his services. As of November 4, 2014, we have entered into a 5-year employment agreement with Mr. Goldstein to secure his services as President, CEO and Chairman of the Board of Directors in the amount of $100,000 per year, payable at the end of each fiscal year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to reduce his compensation to $50,000 beginning in 2015. The absence of his compensation in previous years should be taken into consideration when reviewing our historical financial statements in determining whether to invest in our Company. The impact of his compensation to our financial condition is unknown. We cannot make any assurances that his annual salary or other compensation will not create an adverse event on our financial condition.

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

A large percentage of our revenues come from international operations. As of 2015, our revenues generated from international operations were 54% of total revenue. We expect this trend to continue into the near future and have no system in place to combat currency risk.

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

Under a regulation of the SEC known as “Rule 144,” a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be 1 year if our common stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business c-ombination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the merger, we were a shell company.

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

Our executive officers, directors and their affiliated entities together will beneficially own approximately 75% of our Common Stock, representing approximately 77% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

OTC Bulletin Board Qualification for Quotation

On February 6, 2015 we were issued our ticker symbol, UCLE on the OTC Bulletin Board from FINRA. On March 20, 2015, we were approved for DTC eligibility by the Depository Trust and Clearing Corporation,) ("DTCC").

Holders

As of the date of this 10-K, we had 37 holders of record of our Common Stock.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

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

Control by Management

As of December 31, 2015, management currently owns 75% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•Election of the board of directors;

•Removal of any directors;

•Amendment of the Company’s certificate of incorporation or bylaws; and

     •Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

The Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility was $6,000, paid monthly through April 30, 2015. The payment for the Canoga Park location was reduced to $2,000 beginning May 1, 2015. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties. The following table lists the locations of all its current locations.

Location	Address	Size
Canoga Park, California	7051 Eton Avenue	6,000 square feet
Canoga Park, CA 91303
Milford, Ohio	1160 U.S. Route 50	8,000 square feet
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

The following table sets forth the range of low and high prices for our common stock for the each of the periods indicated as reported and summarized by the OTCQB. These prices are based on interdealer bid and asked prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock commenced trading on May 18, 2015.

Fiscal Year Ended December 31, 2015
Quarter Ended	High $	Low $
March 31, 2015	$-	$-
June 30, 2015	$0.51	$0.06
September 30, 2015	$0.39	$0.20
December 31, 2015	$0.61	$0.15

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2015, we had (i) 13,475,000 shares of common stock outstanding, held of record by 37 shareholders, and (ii) no shares of preferred stock outstanding. As of April 5, 2016, there are 13,475,000 shares of common stock outstanding, held of record by 37 shareholders.

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

Recent Sales of Unregistered Securities

On April 30, 2015, the Company issued 10,000 shares of its common stock to a director for services valued at $1,000. The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

On November 23, 2015, the Company issued 175,000 shares of its common stock for services valued at $35,000. The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

On October 31, 2015, the Company issued 25,000 shares of its common stock to its CFO for services valued at $5,750. The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 19% of our total revenues in 2015 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 54% of our total revenue in 2015. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, payable at the end of the fiscal year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to reduce his compensation to $50,000 beginning in 2015.

Results of Operations

For the year ended December 31, 2015 compared to the year ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%

Sales	$2,652,878	$1,637,100	$1,015,778	62.0%
Cost of goods sold	1,246,182	904,874	341,308	37.7%
Gross profit	1,406,696	732,226	674,470	92.1%
Selling, general and administrative expenses	982,390	1,036,892	(54,502)	-5.3%
Gain (loss) from operations	424,306	(304,666)	728,972	239.3%
Other expense	(24,890)	(16,839)	(8,051)	47.8%
Gain (loss) before provision for income taxes	399,416	(321,505)	720,921	224.2%
Provision for income taxes	-	-	-
Net loss	$399,416	$(321,505)	$720,921	224.2%

Revenue for the year ended December 31, 2015 was $2,652,878 compared to $1,637,100 for the year ended December 31, 2014. The increase of $1,015,778 or 62.0% is a result of an increase in revenue from our Overhoff subsidiary of $1,049,140. The increase in Overhoff’s revenue was a result of a large international sale that occurred during the year ended December 31, 2015. We were not able to secure such a large order during the year ended December 31, 2014. The revenue breakdown for the year ended December 31, 2015 is as follows:

 North America 46%

Asia (Including Japan) 35%

Other 19%

Our gross margin for the year ended December 31, 2015 was 53% as compared to 45% for the year ended December 31, 2014. The increase in gross margin is a larger increase in revenue over the increase in cost of goods.

General and administrative expense for the year ended December 31, 2015 decreased by 5.3% over 2014 to $982,390 down from $1,036,892 for the year ended December 31, 2014. The decrease is mainly attributed to a concentrated effort to reduce company spending.

Other expense for the year ended December 31, 2015 was $24,890, an increase of $8,051 from $16,839 for 2014. Other expense consists of interest expense on our lines of credit.

Net income for the year ended December 31, 2015 was $399,416 compared to a net loss of $321,505 for the year ended December 31, 2014. The increase in net income of $720,921 which resulted in the change from a loss to a gain was attributed to obtaining higher sales while lowering cost of goods sold and selling, general and administrative expenses.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2015, our majority stockholder loaned the Company $243,293, $52,629 of which was repaid. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2015, total assets increased by 10.5% to $3,498,619 from $3,166,112 at December 31, 2014 principally related to an increase in cash.

At December 31, 2015, total liabilities decreased by 12.5% to $757,479 from $866,138 at December 31, 2014 principally related to a decrease in accounts payable and customer deposits offset by an increase in the note payable to shareholder

Critical Accounting Policies

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 28, 2015, the board of directors and majority shareholders of the Company dismissed Anton & Chia, LLP as the independent registered public accounting firm and engaged Malone Bailey LLP.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Officers are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2015, our internal controls over financial reporting were effective at a reasonable assurance level.

During the year ended December 31, 2014, that Company’s internal controls were deemed not affective, primarily due to a lack of segregation of duties and the timely and accurate reconciliation of accounts. During the current year management has determined that it has taken the appropriate steps and implemented the necessary procedures to eliminate all material weaknesses. The company has multiple levels of review in the accounting function including multiple accounting staff, as well as the CEO, CFO and an outside accountant. In addition, to the multiple levels of review and over sight staff works diligently at the end of each quarter to ensure a timely and accurate close of all accounts.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of April 14, 2016.

Name	Age	Position
Robert I. Goldstein	67	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	46	Chief Financial Officer and Secretary

Dr. Gerald Entine	72	Member of the Board of Directors

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

Rachel Boulds – Chief Financial Officer and Secretary: Ms. Boulds has been engaged in private practice as an accountant and consultant. She specializes in preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. From August 2004 through July 2009, she was employed as an audit senior for HJ & Associates, LLC, where she performed audits and reviews for public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as an audit senior for Mohler, Nixon and Williams. From September 2001, through July 2003, Ms. Boulds worked as an ABAS associate for PriceWaterhouseCoopers. From April 2000 through February 2001, she was employed an eCommerce accountant for the Walt Disney Group’s GO.com division. Ms. Boulds holds a B.S. in accounting from San Jose State University, 2001 and is licensed as a CPA in the state of Utah and California.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2015.

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

Employment Agreements and Compensation

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to reduce his compensation to $50,000 beginning in 2015.

On October 16, 2014, we entered into an employment agreement with Rachel Boulds, our CFO. Ms. Boulds is entitled to receive quarterly payments of $2,500. She is also entitled to receive a stock compensation of 25,000 shares of US Nuclear Corp restricted common stock, payable upon the first anniversary date of her employment date.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary			Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Other Compensation		Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors (2)	2014 2015	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Rachel Boulds (1)

Chief Financial Officer, and Secretary	2014 2015	$ $	0 10,000	$ $	0 5,750	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 15,750

(1)	Ms. Boulds became our CFO on October 31, 2014.
(2)	Amounts indicated are cash payments. Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2015.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Dr. Gerald Entine	$0	$1,000	$0	$1,000
Robert I. Goldstein	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 13,475,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,150,000	75.3%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Dr. Gerald Entine, Member of the Board of Directors	10,000	*

All Directors and Officers as a Group (3 persons)	10,185,000	75.3%

Richard Chiang (1)	1,909,500	14.1%

Non Director and Non Officer as a Group (1 person)	1,909,500	14.1%

Robert I. Goldstein and Dr. Gerald Entine are members of our Board of Directors and both Robert I. Goldstein and Rachel Boulds hold executive officer positions.

* indicates less than 1%

(1) Former President, CEO, Chairman of the Board of Directors. Includes 175,000 shares owned by Tech Associates, Inc., a company owned by Mr. Chiang. The address of the stockholder is: 75 Broadway Street, Suite 202, San Francisco, CA 94111.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated in our Item 2, Properties disclosure on this Form 10-K, the Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility was approximately $6,000, paid monthly. The payment for the Canoga Park location was reduced to $2,000 beginning May 1, 2015. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. Mr. Goldstein holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

During the year ended December 31, 2015, the Company received $243,293 from Mr. Goldstein, our majority shareholder and repaid $52,629 under a note payable agreement. The amount due to Mr. Goldstein is $248,879 as of December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditor Malone Bailey LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $20,200 for the year ended December 31, 2015.

The aggregate fees billed by the Company’s prior auditor Anton & Chia LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $46,028 for the year ended December 31, 2014.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2015 or 2014.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2015 or 2014.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2015 or 2014.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1). Financial Statements

The consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report beginning on page 57.

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

U S Nuclear Corp.

By /s/ Robert I. Goldstein

Robert I. Goldstein

`          President, Chief Executive Officer, Chairman of the Board of Directors

Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2016

US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

Contents

Page
Reports of Independent Registered Public Accounting Firms

Report of MaloneBailey, LLP	58

Report of Anton & Chia, LLP	59

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2015 and 2014	60

Consolidated Statements of Operations for the years ended
December 31, 2015 and 2014	61

Consolidated Statement of Changes in Shareholders' Equity for the years ended
December 31, 2015 and 2014	62

Consolidated Statements of Cash Flows for the years ended
December 31, 2015 and 2014	63

Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

US Nuclear Corp. Canoga Park, California

We have audited the accompanying consolidated balance sheet of US Nuclear Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related statements of operation, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Nuclear Corp. as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malonebailey LLP

www.malonebailey.com

Houston, Texas

April 13, 2016

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

  /s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2015

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

ASSETS

CURRENT ASSETS	2015	2014

Cash	$419,126	$140,253
Accounts receivable, net	181,084	95,700
Inventories	2,320,333	2,343,729
Prepaid expenses and other current assets	-	1,800
TOTAL CURRENT ASSETS	2,920,543	2,581,482

PROPERTY AND EQUIPMENT, net	7,900	14,454
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,498,619	$3,166,112

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$41,607	$175,033
Accounts payable, related party	-	24,000
Accrued liabilities	111,466	93,431
Customer deposit	49,040	196,185
Line of credit	306,487	319,274
TOTAL CURRENT LIABILITIES	508,600	807,923

Note payable to shareholder	248,879	58,215
TOTAL LIABILITIES	757,479	866,138

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,475,000 and 13,265,000 shares issued and outstanding	1,348	1,327
Additional paid in capital	3,178,409	3,136,680
Accumulated deficit	(438,617)	(838,033)
TOTAL SHAREHOLDERS' EQUITY	2,741,140	2,299,974
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,498,619	$3,166,112

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Sales	$2,652,878	$1,637,100
Cost of sales	1,246,182	904,874
Gross profit	1,406,696	732,226

Selling, general and administrative expenses	982,390	1,036,892

Income (loss) from operations	424,306	(304,666)

Other expense
Interest expense	(24,890)	(16,839)
Total other expense	(24,890)	(16,839)

Income (loss) before provision for income taxes	399,416	(321,505)

Provision for income taxes	-	-

Net income (loss)	$399,416	$(321,505)

Weighted average shares outstanding - basic and diluted	13,294,110	11,669,438

Earning (loss) per shares - basic and diluted	$0.03	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	10,700,000	$1,070	$2,157,064	$(516,528)	$1,641,606

Issuance of common stock for cash	1,540,000	154	108,391	-	108,545

Issuance of common stock for services	25,000	3	2,497	-	2,500

Conversion of note payable to shareholder	1,000,000	100	199,900	-	200,000

Capital contribution from shareholder	-	-	668,828	-	668,828

Net loss	-	-	-	(321,505)	(321,505)

Balance, December 31, 2014	13,265,000	1,327	3,136,680	(838,033)	2,299,974

Issuance of common stock for services	210,000	21	41,729		41,750

Net loss	-	-	-	399,416	399,416

Balance, December 31, 2015	13,475,000	$1,348	$3,178,409	$(438,617)	$2,741,140

 The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$399,416	$(321,505)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	6,554	7,331
Common stock issued for services	41,750	2,500
Changes in:
Accounts receivable	(85,384)	489,113
Inventories	23,396	(922,087)
Prepaid expenses and other current assets	1,800	3,000
Accounts payable	(157,426)	58,783
Accrued liabilities	18,035	32,359
Customer deposits	(147,145)	186,950

Net cash provided by (used in) operating activities	100,996	(463,556)

INVESTING ACTIVITIES
Purchases of property and equipment	-	(1,242)

Net cash used in investing activities	-	(1,242)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(12,787)	(35,981)
Proceeds from sale of common stock	-	108,545
Proceeds from note payable to shareholder	243,293	266,614
Repayments for note payable to shareholder	(52,629)	-

Net cash provided by financing activities	177,877	339,178

NET INCREASE (DECREASE) IN CASH	278,873	(125,620)

CASH
Beginning of the period	140,253	265,873
End of the period	$419,126	$140,253

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$24,890	$16,839

Non-cash investing and financing activities
Conversion of note payable to shareholder to common stock	$-	$200,000
Contribution of note payable to shareholder to additional paid-in capital	$-	$668,828

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation

The accompanying consolidated financial statements and have been prepared in conformity with accounting principles generally accepted in the United States of America.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2015 and 2014.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2015 and 2014 were $5,000 and $5,000, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2015 and 2014, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2015 and 2014 the Company performed the required impairment analysis which resulted in no impairment adjustments.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, customer deposits, and line of credit, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has a note payable to shareholder that the carrying amount also approximates fair value.

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

Sales returns and allowances was $0 for the year ended December 31, 2015 and 2014. The Company provides a one-year warranty on all sales. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the year ended December 31, 2015 and 2014.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 8.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

Note 3 – Inventories

Inventory at December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Raw materials	$1,139,827	$782,732
Work in Progress	710,041	931,686
Finished goods	470,465	629,311
	$2,320,333	$2,343,729

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2015 and 2014:

	2015	2014
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	27,259
	436,110	436,110
Less accumulated depreciation	(428,210)	(421,656)
Property and equipment, net	$7,900	$14,454

Depreciation expense for the years ended December 31, 2015 and 2014 was $6,554 and $7,331, respectively. At December 31, 2015, the Company has $299,429 of fully depreciated property and equipment that is still in use.

Note 5 - Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. As of December 31, 2013 the balance due on the notes was $660,429. During 2014, the Company received $266,614 from its majority shareholder under this note payable agreement. On September 30, 2014, Mr. Goldstein converted $200,000 of a note payable into 1,000,000 shares of the Company’s common stock. In addition, on September 30, 2014, Mr. Goldstein also forgave $668,828 of the note payable. This forgiveness of debt is being treated as a capital contribution from the Company’s majority shareholder. During the year ended December 31, 2015, the Company received $243,293 from its majority shareholder and repaid another $52,629 under this note payable agreement. The amounts due to Mr. Goldstein are $248,879 and $58,215 as of December 31, 2015 and 2014, respectively.

Note 6 – Line of Credit

As of December 31, 2015 the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 3.25% to 9.25%. As of December 31, 2015 and 2014, the amounts outstanding under these lines of credit were $306,487 and $319,274, respectively.

Note 7 – Shareholders’ Equity

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

During the year ended December 31, 2014, the Company sold 1,090,000 shares of its common stock for proceeds of $108,500, net of $500 in offering costs and issued 25,000 shares of its common stock for services valued at $2,500. The value of the shares was determined based on recent sales of the Company’s common stock.

On April 30, 2015, the Company issued 10,000 shares of its common stock to a director for services valued at $1,000 The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

On November 23, 2015, the Company issued 175,000 shares of its common stock for services valued at $35,000. The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

On October 31, 2015, the Company issued 25,000 shares of its common stock to its CFO for services valued at $5,750 The value of the shares was determined based on the market price of the Company’s common stock on the date of issuance.

Note 8 - Segment Reporting

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

The following tables summarize the Company’s segment information for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Sales
Optron	$643,489	$676,851
Overhoff	2,009,389	960,249
Corporate	-	-
	$2,652,878	$1,637,100

Gross profit
Optron	$281,052	$230,907
Overhoff	1,125,644	501,319
Corporate	-	-
	$1,406,696	$732,226

Income (loss) from operations
Optron	$29,454	$(118,689)
Overhoff	580,891	(96,589)
Corporate	(186,039)	(89,388)
	$424,306	$(304,666)

Interest Expenses
Optron	$21,930	$16,839
Overhoff	2,960	-
Corporate	-	-
	$24,890	$16,839

Net income (loss)
Optron	$7,524	$(96,589)
Overhoff	577,931	(135,528)
Corporate	(186,039)	(89,388)
	$399,416	$(321,505)

	As of	As of
	December 31,	December 31,
	2015	2014
Total Assets
Optron	$1,318,749	$1,127,316
Overhoff	2,170,499	1,949,043
Corporate	9,371	89,753
	$3,498,619	$3,166,112

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Geographical sales
North America	$1,227,772	$703,953
Asia	915,429	245,565
South America	310,961	11,050
Other	198,716	676,532
	$2,652,878	$1,637,100

Note 10 – Income Taxes

At December 31, 2015 and 2014, the significant components of the deferred tax assets are summarized below:

	2015	2014

Approximate net operating loss carry forwards	$328,000	$691,000

Deferred tax assets:
Federal net operating loss	$150,576	$273,879
State net operating loss	64,140	51,580
Tax credit	49,740	49,740
Goodwill	(152,560)	(136,276)
Total deferred tax assets	111,896	238,923
Less valuation allowance	(111,896)	(238,923)

	$-	$-

The valuation allowance increased (decreased) by ($127,027) and $172,100 in 2015 and 2014 as a result of the Company using net operating losses in 2015 and generating additional net operating losses in 2014. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $328,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2015 and 2014:

	2015	2014
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Federal income tax rate	34.0%	-34.0%
State tax, net of federal benefit	6.0%	-6.0%
Net operating losses	-36.6%	40.0%
Tax credits	0.0%	0.0%
Amortization of goodwill	-3.4%	0.0%
Effective income tax rate	0.0%	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2015 and 2014.

 Note 11 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the years ended December 31, 2015 and 2014 were $108,000 and $144,000, respectively. As of December 31, 2015 and 2014, payable to Gold Team Inc. in connection with the above leases amount to $0 and $24,000, respectively.

Also see Note 5.

Note 12 - Concentrations

Four customers accounted for 19%, 18%, 11% and 10% of the Company sales for the year ended December 31, 2015. One customer accounted for 39% of the Company sales for the year ended December 31, 2014.

One vendor provided 22% of the Company’s purchases for the year ended December 31, 2015. No vendors proved more than 10% of the Company’s purchases for the year ended December 31, 2014.

-75-