Form 10-Q
period 2016-03-31
US NUCLEAR CORP.
filed 2016-05-16
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of May 16, 2016 was 13,475,000.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF MARCH 31, 2016

AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31,	December 31,
CURRENT ASSETS	2016	2015
	(unaudited)
Cash	$283,918	$419,126
Accounts receivable, net	88,767	181,084
Inventories	2,463,195	2,320,333
Prepaid expenses and other current assets	-	-
TOTAL CURRENT ASSETS	2,835,880	2,920,543

PROPERTY AND EQUIPMENT, net	6,264	7,900
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,412,320	$3,498,619
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,951	$41,607
Accounts payable, related party	-	-
Accrued liabilities	122,659	111,466
Customer deposit	64,285	49,040
Line of credit	290,840	306,487
TOTAL CURRENT LIABILITIES	535,735	508,600

Note payable to shareholder	248,259	248,879
TOTAL LIABILITIES	783,994	757,479
Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,475,000 and 13,475,000 shares issued and outstanding	1,348	1,348
Additional paid in capital	3,178,409	3,178,409
Accumulated deficit	(551,431)	(438,617)
TOTAL SHAREHOLDERS' EQUITY	2,628,326	2,741,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,412,320	$3,498,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015

Sales	$252,502	$447,484
Cost of sales	130,278	209,140
Gross profit	122,224	238,344

Selling, general and administrative expenses	230,270	268,506

Loss from operations	(108,046)	(30,162)

Other expense
Interest expense	(4,768)	(4,734)
Total other expense	(4,768)	(4,734)

Loss before provision for income taxes	(112,814)	(34,896)

Provision for income taxes	-	-

Net loss	$(112,814)	$(34,896)

Weighted average shares outstanding - basic and diluted	13,475,000	13,265,000

Loss per shares - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(112,814)	$(34,896)
Adjustment to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,636	1,624
Changes in:
Accounts receivable	92,317	75,669
Inventories	(142,862)	(117,398)
Prepaid expenses and other current assets	-	1,200
Accounts payable	16,344	(4,299)
Accrued liabilities	11,193	19,399
Customer deposits	15,245	112,167

Net cash provided by (used in) operating activities	(118,941)	53,466

INVESTING ACTIVITIES
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(15,647)	(2,181)
Proceeds from note payable to shareholder	-	178,802
Repayments for note payable to shareholder	(620)	-

Net cash provided by (used in) financing activities	(16,267)	176,621

NET INCREASE (DECREASE) IN CASH	(135,208)	230,087

CASH
Beginning of the period	419,126	140,253
End of the period	$283,918	$370,340

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$4,768	$4,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron Scientific Company, Inc. (“Optron”) and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 were $5,000 and $5,000, respectively.

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

Sales returns and allowances was $0 for the three months ended March 31, 2016 and 2015. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during March 31, 2016 and December 31, 2015.

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

Note 3 – Inventories

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$916,305	$1,139,827
Work in Progress	618,756	710,041
Finished goods	928,134	470,465
	$2,463,195	$2,320,333

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	212,076	212,076
Computers and software	27,259	27,259
	436,110	436,110
Less accumulated depreciation	(429,846)	(428,210)
Property and equipment, net	$6,264	$7,900

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,636 and $1,624, respectively. At March 31, 2016, the Company has $299,429 of fully depreciated property and equipment that is still in use.

Note 5 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the three months ended March 31, 2016, the Company repaid its majority shareholder $620 under this note payable agreement. The amounts due to Mr. Goldstein are $248,259 and $248,879 as of March 31, 2016 and December 31, 2015, respectively.

Note 6– Lines of Credit

As of March 31, 2016 the Company had four lines of credit, all due on demand, with a maximum borrowing amount of $400,000 and interest ranging from 3.25% to 9.25%. As of March 31, 2016 and December 31, 2015, the amounts outstanding under these four lines of credit were $290,840 and $306,487, respectively.

Note 7 –Segment Reporting

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Sales
Optron	$109,267	$161,127
Overhoff	143,235	286,357
Corporate	-	-
	$252,502	$447,484

Gross profit
Optron	$46,934	$91,833
Overhoff	75,290	146,511
Corporate	-	-
	$122,224	$238,344

Income (loss) from operations
Optron	$546	$380
Overhoff	(79,428)	4,924
Corporate	(29,164)	(35,466)
	$(108,046)	$(30,162)

Interest Expenses
Optron	$4,361	$4,734
Overhoff	407	-
Corporate	-	-
	$4,768	$4,734

Net income (loss)
Optron	$(3,815)	$(4,354)
Overhoff	(79,835)	4,924
Corporate	(29,164)	(35,466)
	$(112,814)	$(34,896)

	As of	As of
	March 31,	December 31,
	2016	2015
Total Assets
Optron	$1,314,694	$1,318,749
Overhoff	2,089,488	2,170,499
Corporate	8,138	9,371
	$3,412,320	$3,498,619

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 8 - Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015

Geographical sales
North America	$163,151	$192,418
Asia	77,621	67,123
South America	11,022	141,653
Other	708	46,290
	$252,502	$447,484

Note 9 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the three months ended March 31, 2016 and 2015 were $32,000 and $36,000, respectively. As of March 31, 2016 and December 31, 2015, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Also see Note 5.

Note 10 – Concentrations

Four customers accounted for 25%, 21%, 11% and 10% of the Company sales for the three months ended March 31, 2016 and two customers accounted for 47% and 10% of the Company sales for the three months ended March 31, 2015.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2015 filed with the Securities Exchange Commission on Form 10-K on April 14, 2016 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%

Sales	$252,502	$447,484	$(194,982)	-43.6%
Cost of goods sold	130,278	209,140	(78,862)	-37.7%
Gross profit	122,224	238,344	(116,120)	-48.7%
Selling, general and administrative expenses	230,270	268,506	(38,236)	-14.2%
Loss from operations	(108,046)	(30,162)	(77,884)	258.2%
Other income (expense)	(4,768)	(4,734)	(34)	0.7%
Income before provision for income taxes	(112,814)	(34,896)	(77,918)	223.3%
Provision for income taxes	-	-	-
Net loss	$(112,814)	$(34,896)	$(77,918)	223.3%

Sales for the three months ended March 31, 2016 was $252,502 compared to $447,484 for the same period in 2015. The decrease of $194,982 or 43.6% is a result of a decrease in sales from our Optron and Overhoff subsidiaries of $$51,860 and $143,122, respectively. The decrease in sales from our Overhoff and Optron subsidiaries was due to the timing of the completion of larger orders. We revenue from the sale of our products when the orders are completed and we ship the product to our customer. At March 31, 2016, we had a backlog of orders that are expected to ship to our customers during the second and third quarters of 2016. The sales breakdown for the three months ended March 31, 2016 is as follows:

North America 65%

Asia (Including Japan) 31%

South America 4%

Our gross margins for the three months ended March 31, 2016 were 48.4% as compared to 53.3% for the same period in 2015. The decrease in gross margin is due to higher materials and overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the three months ended March 31, 2016 decreased by $38,236 or 14.2% over 2015 to $230,270 down from $268,506 for the same period in 2015. The decrease is a result our overall efforts to reduce operating expense.

Other expense for the three months ended March 31, 2016 was $4,768, an increase of $34 from $4,734 for the same period in 2015. The increase is not significant.

Net loss for the three months ended March 31, 2016 was $112,814 compared to $34,896 for the same period in 2015. The increase in net loss of $77,918 was principally attributed to lower sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2015, our majority stockholder loaned the Company $243,293, $52,629 of which was repaid. During the three months ended March 31, 2016, we repaid $620 of the amount due to our majority stockholder. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At March 31, 2016, total assets decreased by 2.5% to $3,412,320 from $3,498,619 at December 31, 2015 principally related to a decrease in cash offset by an increase in inventory.

At March 31, 2016, 2015, total liabilities increased by 3.5% to $783,994 from $757,479 at December 31, 2015 principally related to an increase in accounts payable, accrued expenses and customer deposits offset by a decrease in the line of credit.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 14, 2016 for Risk Factors.

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

Date:  May 16, 2016

-23-