Form 10-Q
period 2016-06-30
US NUCLEAR CORP.
filed 2016-08-15
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of August 12, 2016 was 13,617,403.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF JUNE 30, 2016

AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
CURRENT ASSETS	2016	2015
	(unaudited)
Cash	$310,836	$419,126
Accounts receivable, net	225,985	181,084
Inventories	2,551,387	2,320,333
TOTAL CURRENT ASSETS	3,088,208	2,920,543

PROPERTY AND EQUIPMENT, net	24,849	7,900
INTANGIBLE ASSET, net	247,675
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,930,908	$3,498,619

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$140,671	$41,607
Accounts payable, related party	12,000	-
Accrued liabilities	123,662	111,466
Customer deposit	63,899	49,040
Acquisition contingency	107,707
Note payable	14,859	-
Line of credit	352,144	306,487
TOTAL CURRENT LIABILITIES	814,942	508,600

Note payable, net of current portion	65,141	-
Note payable to shareholder	301,859	248,879
TOTAL LIABILITIES	1,181,942	757,479

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,617,403 and 13,475,000 shares issued and outstanding	1,362	1,348
Additional paid in capital	3,213,996	3,178,409
Accumulated deficit	(466,392)	(438,617)
TOTAL SHAREHOLDERS' EQUITY	2,748,966	2,741,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,930,908	$3,498,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$645,523	$1,102,894	$898,025	$1,550,378
Cost of sales	319,670	590,451	449,948	799,591
Gross profit	325,853	512,443	448,077	750,787

Selling, general and administrative expenses	235,766	203,764	466,036	472,270

Loss from operations	90,087	308,679	(17,959)	278,517

Other expense
Interest expense	(5,048)	(4,408)	(9,816)	(9,142)
Total other expense	(5,048)	(4,408)	(9,816)	(9,142)

Income (loss) before provision for income taxes	85,039	304,271	(27,775)	269,375

Provision for income taxes	-	-	-	-

Net income (loss)	$85,039	$304,271	$(27,775)	$269,375

Weighted average shares outstanding - basic and diluted	13,521,946	13,271,703	13,498,473	13,268,370

Earnings (loss) per shares - basic and diluted	$0.01	$0.02	$(0.00)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(27,775)	$269,375
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	14,929	3,260
Common stock issued for services	-	1,000
Changes in:
Accounts receivable	(41,454)	(163,401)
Inventories	(227,704)	117,258
Prepaid expenses and other current assets	-	1,500
Accounts payable	108,022	(20,756)
Accrued liabilities	12,196	13,194
Customer deposits	14,859	(179,912)

Net cash provided by (used in) operating activities	(146,927)	41,518

INVESTING ACTIVITIES
Cash paid for acquistion	(60,000)	-

Net cash used in investing activities	(60,000)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	45,657	35,110
Proceeds from note payable to shareholder	53,600	243,293
Repayments for note payable to shareholder	(620)	(36,000)

Net cash provided by financing activities	98,637	242,403

NET INCREASE (DECREASE) IN CASH	(108,290)	283,921

CASH
Beginning of the period	419,126	140,253
End of the period	$310,836	$424,174

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$9,816	$9,142

Non-cash investing and financing activities
Common stock issued for acquistion	$35,601	$-
Note payable issued for acquisition	$80,000	$-
Acquisition contingency	$107,707	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six months Ended June 30, 2016 and 2015

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by US Nuclear Corp. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of six months or less. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 were $5,000 and $5,000, respectively.

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

Sales returns and allowances was $0 for the six months ended June 30, 2016 and 2015. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during June 30, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

Note 3 – Inventories

Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$990,572	$1,139,827
Work in Progress	624,326	710,041
Finished goods	936,489	470,465
	$2,551,387	$2,320,333

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,186	212,076
Computers and software	27,259	27,259
	457,220	436,110
Less accumulated depreciation	(432,371)	(428,210)
Property and equipment, net	$24,849	$7,900

Depreciation expense for the six months ended June 30, 2016 and 2015 was $4,161 and $3,260, respectively. At June 30, 2016, the Company has $299,429 of fully depreciated property and equipment that is still in use.

Note 5 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the six months ended June 30, 2016, the Company repaid its majority shareholder $620 and borrowed an additional $53,600 under this note payable agreement. The amounts due to Mr. Goldstein are $301,859 and $248,879 as of June 30, 2016 and December 31, 2015, respectively.

Note 6– Lines of Credit

As of June 30, 2016 the Company had four lines of credit with a maximum borrowing amount of amount of $400,000 and interest ranging from 3.25% to 9.25%. As of June 30, 2016 and December 31, 2015, the amounts outstanding under these four lines of credit were $352,144 and $306,487, respectively.

Note 7 –Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s recent acquisition of the assets of Electronic Control Concepts are included with Optron in the table below.

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales
Optron	$165,807	$168,274	$275,074	$329,401
Overhoff	479,716	934,620	622,951	1,220,977
Corporate	-	-	-
	$645,523	$1,102,894	$898,025	$1,550,378

Gross profit
Optron	$74,048	$36,747	$120,982	$128,580
Overhoff	251,805	475,696	327,095	622,207
Corporate	-	-	-	-
	$325,853	$512,443	$448,077	$750,787

Income (loss) from operations
Optron	$7,323	$(9,614)	$7,869	$(9,234)
Overhoff	99,950	339,325	20,522	344,249
Corporate	(17,186)	(21,032)	(46,350)	(56,498)
	$90,087	$308,679	$(17,959)	$278,517

Interest Expenses
Optron	$4,549	$4,408	$8,910	$9,142
Overhoff	499	-	906	-
Corporate	-	-	-	-
	$5,048	$4,408	$9,816	$9,142

Net income (loss)
Optron	$2,774	$(14,022)	$(1,041)	$(18,376)
Overhoff	99,451	339,325	19,616	344,249
Corporate	(17,186)	(21,032)	(46,350)	(56,498)
	$85,039	$304,271	$(27,775)	$269,375

			As of	As of
			June 30,	December 31,
			2016	2015
Total Assets
Optron			$1,635,007	$1,318,749
Overhoff			2,293,634	2,170,499
Corporate			2,267	9,371
			$3,930,908	$3,498,619

Intangible Assets
Optron	$247,675	$-
Overhoff	-	-
Corporate	-	-
	$247,675	$-

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 8 - Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Geographical sales
North America	$440,106	$427,733	$603,257	$620,151
Asia	166,220	506,517	243,841	573,640
South America	-	119,769	11,022	261,422
Other	39,197	48,875	39,905	95,165
	$645,523	$1,102,894	$898,025	$1,550,378

Note 9 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the six months ended June 30, 2016 and 2015 were $68,000 and $60,000, respectively. As of June 30, 2016 and December 31, 2015, payable to Gold Team Inc. in connection with the above leases amount to $12,000 and $0, respectively.

Also see Note 5.

Note 10 – Concentrations

Three customers accounted for 41%, 13% and 12% of the Company sales for the six months ended June 30, 2016 and two customers accounted for 47% and 10% of the Company sales for the six months ended June 30, 2015.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2016 and 2015.

Note 11 – Business Combination

On May 31, 2016, the Company entered into an Asset Purchase Agreement with Electronic Control Concepts (“ECC”) whereby the Company purchased certain tangible and intangible assets of ECC. ECC a small manufacturer of test and maintenance meters for x-ray machines both medical and industrial. The purchase price was paid through a combination of cash, note payable common stock and an earn-out. The acquisition of assets of ECC has been accounted for as a business combination. The Company acquired ECC to give a boost to its current x-ray related product and hospital/medical product sales.

A summary of the purchase price allocations at fair value is below.

Accounts receivable, net of accounts payable	$405
Inventory	3,350
Property and equipment	21,110
Customer list	130,000
Technology	128,443
Purchase price	$283,308

The customer list and technology are being amortized over 24 months.

The purchase price is comprised of:

Cash	$60,000
Note payable	80,000
Common stock	35,601
Earn-out	107,707
$283,308

The note payable bears interest at 5% per annum and is due in 20 quarterly installments beginning in July 2016. The Company issued 142,403 shares of common stock valued at $35,601. The value was determined based on the Company’s stock price on May 31, 2016. The earn-out provision provides for payments to the seller equal to 12% of sales from ECC operations for the next four years. The Company has estimated the net present value of this earn-out to be $107,707. Any future changes in the estimated earn-out will be recorded in current Income statement.

The sales from ECC included in the results of operations from the date of acquisition on May 31, 2016 to June 30, 2016 was $13,504.

The unaudited pro forma information below present statement of operations data as if the acquisition of ECC place on January 1, 2015.

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Sales	$1,023,125	$1,654,249
Gross profit	511,126	826,946
Operating income (loss)	(64,721)	220,326
Net income (loss)	(992,794)	209,184
Earnings (loss) per share	(0.07)	0.02

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

On April 18, 2012, Richard Chiang, then our sole director and shareholder, entered into a Stock Purchase Agreement whereby Mr. Goldstein of US Nuclear Corp purchased 10,000,000 shares of our common stock from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock. Mr. Chiang then resigned from all positions. Subsequently, on May 18, 2012, the Registrant appointed Mr. Chiang to serve as a member of the Board of Directors. He resigned from this position on June 30, 2013.

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

On May 31, 2016, we entered into an Asset Purchase Agreement with Electronic Control Concepts (“ECC”) whereby the Company purchased certain tangible and intangible assets of ECC. ECC a small manufacturer of test and maintenance meters for x-ray machines both medical and industrial. We acquired ECC to give a boost to our current x-ray related product and hospital/medical product sales.

Results of Operations

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,		Change
	2016	2015	$	%

Sales	$645,523	$1,102,894	$(457,371)	-41.5%
Cost of goods sold	319,670	590,451	(270,781)	-45.9%
Gross profit	325,853	512,443	(186,590)	-36.4%
Selling, general and administrative expenses	235,766	203,764	32,002	15.7%
Income from operations	90,087	308,679	(218,592)	-70.8%
Other income (expense)	(5,048)	(4,408)	(640)	14.5%
Income before provision for income taxes	85,039	304,271	(219,232)	-72.1%
Provision for income taxes	-	-	-
Net income	$85,039	$304,271	$(219,232)	-72.1%

Sales for the three months ended June 30, 2016 were $645,523 compared to $1,102,894 for the same period in 2015. The decrease of $457,371 or 41.5% is a result of a decrease in sales from our Optron and Overhoff subsidiaries of $2,467 and $454,904, respectively. The decrease in sales from our Overhoff subsidiary was due to the timing of the completion of larger orders. In 2015 our Overhoff subsidiary had some large orders that were completed and shipped during the second quarter of 2015. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended June 30, 2016 is as follows:

North America 68%

Asia (Including Japan) 26%

Our gross margins for the three months ended June 30, 2016 were 50.5% as compared to 46.5% for the same period in 2015. The increase in gross margin is due to slightly materials and overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the three months ended June 30, 2016 increased by $32,002 or 15.7% over 2015 to $235,766 up from $203,764 for the same period in 2015. The increase is due to higher rent costs and professional fees.

Other expense for the three months ended June 30, 2016 was $5,048, an increase of $640 from $4,408 for the same period in 2015. The increase is not significant.

Net income for the three months ended June 30, 2016 was $85,039 compared to $304,271 for the same period in 2015. The decrease in net income was principally attributed to lower sales and higher selling, general and administrative costs.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,		Change
	2016	2015	$	%

Sales	$898,025	$1,550,378	$(652,353)	-42.1%
Cost of goods sold	449,948	799,591	(349,643)	-43.7%
Gross profit	448,077	750,787	(302,710)	-40.3%
Selling, general and administrative expenses	466,036	472,270	(6,234)	-1.3%
Income (loss) from operations	(17,959)	278,517	(296,476)	-106.4%
Other income (expense)	(9,816)	(9,142)	(674)	7.4%
Income (loss) before provision for income taxes	(27,775)	269,375	(297,150)	-110.3%
Provision for income taxes		-	-
Net income (loss)	$(27,775)	$269,375	$(297,150)	-110.3%

Sales for the six months ended June 30, 2016 were $898,025 compared to $1,550,378 for the same period in 2015. The decrease of $652,353 or 42.1% is a result of a decrease in sales from our Optron and Overhoff subsidiaries of $54,327 and $598,026, respectively. The decrease in sales from our Overhoff and Optron subsidiaries was due to the timing of the completion of larger orders. In 2015 our Overhoff subsidiary had some large orders that were completed and shipped during the second quarter of 2015. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the six months ended June 30, 2016 is as follows:

North America 67%

Asia (Including Japan) 27%

Our gross margins for the six months ended June 30, 2016 were 49.9% as compared to 48.4% for the same period in 2015. The increase in gross margin is due to slightly lower materials and overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the six months ended June 30, 2016 decreased by $6,234 or 1.3% over 2015 to $466,036 down from $472,270 for the same period in 2015. The decrease is not significant.

Other expense for the six months ended June 30, 2016 was $9,816, an increase of $674 from $9,142 for the same period in 2015. The increase is not significant.

Net loss for the six months ended June 30, 2016 was $27,775 compared to net income of $269,375 for the same period in 2015. The change was principally attributed to lower sales.

 Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2015, our majority stockholder loaned the Company $243,293, $52,629 of which was repaid. During the six months ended June 30, 2016, we repaid $620 of the amount due to our majority stockholder and borrowed an additional $53,600. The additional borrowing were used to acquire certain assets of Electronic Control Concepts. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At June 30, 2016, total assets increased by 12.4% to $3,930,908 from $3,498,619 at December 31, 2015 principally related to the acquisition of certain assets of Electronic Control Concepts and an increase in inventory.

At June 30, 2016, 2015, total liabilities increased by 56.0% to $1,181,942 from $757,479 at December 31, 2015 principally related to an increase in accounts payable, line of credit and note payable to stockholder, and the acquisition contingency and note payable incurred to acquire certain assets of Electronic Control Concepts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on April 14, 2016 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 142,403 shares of common stock in connection with the acquisition of certain assets of Electronic Control Concepts.

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

Date:  August 15, 2016

-25-