Form 10-Q
period 2016-09-30
US NUCLEAR CORP.
filed 2016-11-14
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

[Table of Contents]

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of November 11, 2016 was 13,947,403.

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF SEPTEMBER 30, 2016

AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

[Table of Contents]

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30,	December 31,
CURRENT ASSETS	2016	2015

Cash	$305,295	$419,126
Accounts receivable, net	412,808	181,084
Inventories	525,000	2,320,333
Prepaid expenses	8,000	-
TOTAL CURRENT ASSETS	1,251,103	2,920,543

INVENTORIES	1,970,713	-
PROPERTY AND EQUIPMENT, net	21,034	7,900
INTANGIBLE ASSET, net	215,369	-
GOODWILL	570,176	570,176
TOTAL ASSETS	$4,028,395	$3,498,619

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$62,276	$41,607
Accrued liabilities	120,925	111,466
Customer deposit	67,835	49,040
Acquisition contingency	107,707	-
Note payable	14,859	-
Line of credit	349,809	306,487
TOTAL CURRENT LIABILITIES	723,411	508,600

Note payable, net of current portion	61,595	-
Note payable to shareholder	293,180	248,879
TOTAL LIABILITIES	1,078,186	757,479

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,947,403 and 13,475,000 shares issued and outstanding	1,395	1,348
Additional paid in capital	3,312,963	3,178,409
Accumulated deficit	(364,149)	(438,617)
TOTAL SHAREHOLDERS' EQUITY	2,950,209	2,741,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,028,395	$3,498,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$751,036	$662,793	$1,649,061	$2,213,171
Cost of sales	387,015	329,947	836,963	1,129,538
Gross profit	364,021	332,846	812,098	1,083,633

Selling, general and administrative expenses	256,179	208,393	722,215	680,663

Loss from operations	107,842	124,453	89,883	402,970

Other expense
Interest expense	(5,599)	(6,551)	(15,415)	(15,693)
Total other expense	(5,599)	(6,551)	(15,415)	(15,693)

Income (loss) before provision for income taxes	102,243	117,902	74,468	387,277

Provision for income taxes	-	-	-	-

Net income (loss)	$102,243	$117,902	$74,468	$387,277

Weighted average shares outstanding - basic and diluted	13,649,686	13,275,000	13,549,245	13,270,604

Earnings (loss) per shares - basic and diluted	$0.01	$0.01	$0.01	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$74,468	$387,277
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	51,050	4,895
Common stock issued for services	-	1,000
Changes in:
Accounts receivable	(228,277)	(90,557)
Inventories	(172,030)	193,283
Prepaid expenses and other current assets	(8,000)	1,500
Accounts payable	17,627	(103,469)
Accrued liabilities	9,459	28,608
Customer deposits	18,795	(136,914)

Net cash provided by (used in) operating activities	(236,908)	285,623

INVESTING ACTIVITIES
Cash paid for acquistion	(60,000)	-

Net cash used in investing activities	(60,000)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	43,322	25,564
Proceeds from sale of common stock	99,000	-
Proceeds from note payable to shareholder	57,600	243,293
Repayments for note payable	(3,546)	-
Repayments for note payable to shareholder	(13,299)	(43,568)

Net cash provided by financing activities	183,077	225,289

NET INCREASE (DECREASE) IN CASH	(113,831)	510,912

CASH
Beginning of the period	419,126	140,253
End of the period	$305,295	$651,165

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$15,415	$15,693

Non-cash investing and financing activities
Common stock issued for acquistion	$35,601	$-
Note payable issued for acquisition	$80,000	$-
Acquisition contingency	$107,707	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Note 1 - Organization

Organization and Line of Business

US Nuclear Corp., formerly known as APEX 3, Inc., (the “Company” or “US Nuclear”) was incorporated under the laws of the State of Delaware on February 14, 2012.

The Company is engaged in developing, manufacturing and selling radiation detection and measuring equipment. The Company markets and sells its products to consumers throughout the world.

Note 2 – Basis Presentation

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading.

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

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

[Table of Contents]

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

[Table of Contents]

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

Note 3 – Inventories

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$885,255	$1,139,827
Work in Progress	644,183	710,041
Finished goods	966,275	470,465
Total inventories	2,495,713	2,320,333
Inventories, current	525,000	2,320,333
Inventories, noncurrent	$1,970,713	$-

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,186	212,076
Computers and software	27,259	27,259
	457,220	436,110
Less accumulated depreciation	(436,186)	(428,210)
Property and equipment, net	$21,034	$7,900

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $7,976 and $4,895, respectively. At September 30, 2016, the Company has $299,429 of fully depreciated property and equipment that is still in use.

Note 5 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the nine months ended September 30, 2016, the Company repaid its majority shareholder $13,299 and borrowed an additional $57,600 under this note payable agreement. The amounts due to Mr. Goldstein are $293,180 and $248,879 as of September 30, 2016 and December 31, 2015, respectively.

[Table of Contents]

Note 6– Lines of Credit

As of September 30, 2016 the Company had four lines of credit with a maximum borrowing amount of amount of $400,000 and interest ranging from 3.25% to 9.25%. As of September 30, 2016 and December 31, 2015, the amounts outstanding under these four lines of credit were $349,809 and $306,487, respectively.

Note 7 – Shareholders’ Equity

During the nine months ended September 30, 2016 the Company issued 142,403 shares of common stock valued at $35,601. The value was determined based on the Company’s stock price on May 31, 2016. In addition, the Company issued 330,000 shares of common stock to an investor for cash proceeds of $99,000.

Note 8 –Segment Reporting

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

[Table of Contents]

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales
Optron	$260,478	$139,371	$535,552	$468,772
Overhoff	490,558	523,422	1,113,509	1,744,399
Corporate	-	-	-	-
	$751,036	$662,793	$1,649,061	$2,213,171

Gross profit
Optron	$123,894	$53,676	$244,876	$182,256
Overhoff	240,127	279,170	567,222	901,377
Corporate	-	-	-	-
	$364,021	$332,846	$812,098	$1,083,633

Income (loss) from operations
Optron	$11,810	$(2,321)	$19,679	$(11,555)
Overhoff	116,056	142,488	136,578	486,737
Corporate	(20,024)	(15,714)	(66,374)	(72,212)
	$107,842	$124,453	$89,883	$402,970

Interest Expenses
Optron	$4,544	$4,389	$13,454	$13,531
Overhoff	1,055	2,162	1,961	2,162
Corporate	-	-	-	-
	$5,599	$6,551	$15,415	$15,693

Net income (loss)
Optron	$7,266	$(6,710)	$6,225	$(25,086)
Overhoff	115,001	140,326	134,617	484,575
Corporate	(20,024)	(15,714)	(66,374)	(72,212)
	$102,243	$117,902	$74,468	$387,277

			As of	As of
			September 30,	December 31,
			2016	2015
Total Assets
Optron			$1,677,044	$1,318,749
Overhoff			2,269,006	2,170,499
Corporate			82,345	9,371
			$4,028,395	$3,498,619

Intangible Assets
Optron			$215,369	$-
Overhoff			-	-
Corporate			-	-
			$215,369	$-

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
Corporate			-	-
			$570,176	$570,176

[Table of Contents]

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Geographical sales
North America	$546,078	$589,833	$1,149,335	$1,209,984
Asia	115,778	1,563	359,619	575,203
South America	-	-	11,022	261,422
Other	89,180	71,397	129,085	166,562
	$751,036	$662,793	$1,649,061	$2,213,171

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the nine months ended September 30, 2016 and 2015 were $108,000 and $84,000, respectively. As of September 30, 2016 and December 31, 2015, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. At September 30, 2016, the Company had prepaid rent to Gold Team Inc. for $8,000.

Also see Note 5.

Note 11 – Concentrations

One customers accounted for 44% of the Company sales for the nine months ended September 30, 2016 and two customers accounted for 47% and 10% of the Company sales for the nine months ended September 30, 2015.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2016 and 2015.

[Table of Contents]

Note 12 – Business Combination

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
$283,308

The note payable bears interest at 5% per annum and is due in 20 quarterly installments beginning in July 2016. The Company issued 142,403 shares of common stock valued at $35,601. The value was determined based on the Company’s stock price on May 31, 2016. The earn-out provision provides for payments to the seller equal to 12% of sales from ECC operations for the next four years. The Company has estimated the net present value of this earn-out to be $107,707. See Note 13 – Fair Value Measurements for details regarding valuation of earn-out. Any future changes in the estimated earn-out will be recorded in current operations.

The sales from ECC included in the results of operations from the date of acquisition on May 31, 2016 to September 30, 2016 was $49,518.

[Table of Contents]

The unaudited pro forma information below present statement of operations data as if the acquisition of ECC place on January 1, 2015.

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Sales	$1,774,161	$2,375,150
Gross profit	875,147	1,186,086
Operating income	35,121	299,203
Net income (loss)	(898,551)	280,510
Earnings (loss) per share	(0.07)	0.02

Note – 13 Fair Value Measurements

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1 inputs - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs - other inputs that are directly or indirectly observable in the marketplace.

Level 3 inputs - unobservable inputs which are supported by little or no market activity.

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

September 30, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$107,707	$107,707

December 31, 2015
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	-	-

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

Results of Operations

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months September 30,		Change
	2016	2015	$	%

Sales	$751,036	$662,793	$88,243	13.3%
Cost of goods sold	387,015	329,947	57,068	17.3%
Gross profit	364,021	332,846	31,175	9.4%
Selling, general and administrative expenses	256,179	208,393	47,786	22.9%
Income from operations	107,842	124,453	(16,611)	-13.3%
Other income (expense)	(5,599)	(6,551)	952	-14.5%
Income before provision for income taxes	102,243	117,902	(15,659)	-13.3%
Provision for income taxes	-	-	-
Net income	$102,243	$117,902	$(15,659)	-13.3%

Sales for the three months ended September 30, 2016 were $751,036 compared to $662,793 for the same period in 2015. The increase of $88,243 or 13.3% is a result of an increase in sales from our Optron subsidiaries of $121,107 and a decrease in sales from our Overhoff subsidiary of $32,864. The increase in sales from our Optron subsidiary was due to the sales generated from its acquisition of Electronic Control Concepts and the delivery of some large orders during the quarter. The decrease in sales from our Overhoff subsidiary was due to the timing of the completion of larger orders. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended September 30, 2016 is as follows:

North America 73%

Asia (Including Japan) 15%

Our gross margins for the three months ended September 30, 2016 were 48.5% as compared to 50.2% for the same period in 2015. The decrease in gross margin is due to slightly higher materials and overhead costs incurred in the manufacturing process.

Selling, general and administrative expense for the three months ended September 30, 2016 increased by $47,786 or 26.8% over 2015 to $256,179 up from $208,393 for the same period in 2015. The increase is due to higher rent costs and professional fees.

Other expense for the three months ended September 30, 2016 was $5,559, a decrease of $942 from $6,551 for the same period in 2015. The decrease is not significant.

Net income for the three months ended September 30, 2016 was $102,243 compared to $117,902 for the same period in 2015. The decrease in net income was principally attributed to higher selling, general and administrative costs.

[Table of Contents]

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,		Change
	2016	2015	$	%

Sales	$1,649,061	$2,213,171	$(564,110)	-25.5%
Cost of goods sold	836,963	1,129,538	(292,575)	-25.9%
Gross profit	812,098	1,083,633	(271,535)	-25.1%
Selling, general and administrative expenses	722,215	680,663	41,552	6.1%
Income (loss) from operations	89,883	402,970	(313,087)	-77.7%
Other income (expense)	(15,415)	(15,693)	278	-1.8%
Income before provision for income taxes	74,468	387,277	(312,809)	-80.7%
Provision for income taxes	-	-	-
Net income	$74,468	$387,277	$(312,809)	-80.7%

Sales for the nine months ended September 30, 2016 were $1,649,061 compared to $2,213,171 for the same period in 2015. The decrease of $564,110 or 25.5% is a result of a decrease in sales from our Overhoff subsidiary of $630,890 offset by an increase in sales from our Optron subsidiaries of $66,780. The decrease in sales from our Overhoff subsidiary was due to the timing of the completion of larger orders. In 2015 our Overhoff subsidiary had some large orders that were completed and shipped during the second quarter of 2015. The increase in sales from our Optron subsidiary was due to the sales generated from its acquisition of Electronic Control Concepts. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the nine months ended September 30, 2016 is as follows:

North America 70%

Asia (Including Japan) 22%

Our gross margins for the nine months ended September 30, 2016 were 49.2% as compared to 49.0% for the same period in 2015. The slight increase in gross margin is not significant.

Selling, general and administrative expense for the nine months ended September 30, 2016 increased by $41,552 or 7.3% over 2015 to $722,215 up from $680,663 for the same period in 2015. The increase is due to higher rent costs and professional fees.

Other expense for the nine months ended September 30, 2016 was $15,415, a decrease of $278 from $15,693 for the same period in 2015. The increase is not significant.

Net income for the nine months ended September 30, 2016 was $74,468 compared to $387,277 for the same period in 2015. The change was principally attributed to lower sales and higher selling, general and administrative expenses.

[Table of Contents]

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2015, our majority stockholder loaned the Company $243,293, $52,629 of which was repaid. During the nine months ended September 30, 2016, we repaid $13,299 of the amount due to our majority stockholder and borrowed an additional $57,600. The additional borrowing were used to acquire certain assets of Electronic Control Concepts. During the quarter ended September 30, 2016 we sold 330,000 shares of our common stock in a private placement to an investor for proceeds of $99,000. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At September 30, 2016, total assets increased by 15.1% to $4,028,395 from $3,498,619 at December 31, 2015 principally related to the acquisition of certain assets of Electronic Control Concepts and an increase in accounts receivable and inventory.

At September 30, 2016, 2015, total liabilities increased by 42.3% to $1,078,186 from $757,479 at December 31, 2015 principally related to an increase in the line of credit and note payable to stockholder, and the acquisition contingency and note payable incurred to acquire certain assets of Electronic Control Concepts.

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

[Table of Contents]

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

[Table of Contents]

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 14, 2016 for Risk Factors.

[Table of Contents]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 330,000 shares of common stock in a private placement to an investor for proceeds of $99,000. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

[Table of Contents]

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

[Table of Contents]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer and Secretary

Date:  November 14, 2016

-25-