Form 10-K
period 2016-12-31
US NUCLEAR CORP.
filed 2017-04-17
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54617

US NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of

Incorporation or organization

45-453573

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

Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $601,105 as of June 30, 2016.

The number of shares of the Registrant’s common stock outstanding as of April 17, 2017, was 13,947,403.

[Table of Contents]

US NUCLEAR CORP.

FORM 10-K

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

Following the merger, we began to provide a full line of radiation detection equipment and services to clients’ industries that range from nuclear reactor plants, universities, local and state hospitals, government agencies, and emergency medical technicians or EMT/first responders. The Company’s nuclear radiation safety detection equipment company has its roots from the famous Manhattan Project of the 1940s. In 1971, Allen Goldstein, the father to our current President and CEO, Robert Goldstein, acquired the assets of Technical Associates and incorporated the company. The Company designed and built the first industrial grade radiation monitors and continues to innovate its legacy with new product engineering for radiation measurement and safety instruments. The Company designs and manufactures nuclear radiation detection and safety equipment, survey meters, air and water monitors, port security equipment and tritium air monitors. The Company’s customers are diverse groups such as Homeland Security, Lawrence Livermore Labs, Los Alamos National Labs, Department of Defense, FBI, CIA, US Navy, Chevron Corporation, Bechtel Corporation, Biotechnology Laboratories, Hospitals, Universities, and Civil Emergency Management departments such as Fire, Paramedics and Law Enforcement. The Company is headquartered in Canoga Park, California and the Company can be accessed through its websites on the Internet at usnuclearcorp.com, tech-associates.com and overhoff.com.

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

[Table of Contents]

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

[Table of Contents]

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

For the past 20 years, Overhoff Technology has been devoted exclusively to the design, manufacturing and servicing of Tritium monitors. Overhoff Technology has leading control over market share in the Tritium monitor space as the top maker of Tritium monitors. Tritium monitors are a highly delicate process and are particularly dependent on the selection of the finest materials such as Teflon for low leakage insulators and nafion membranes for separation of noble gas from Tritium. The Company’s Overhoff DC amplifiers called “electrometers” are stable with the ability to register small currents down to the femto-ampere level, 10-13 to 10-15ampre range. The Overhoff electrometer also has the unique ability to reject false counts from Radon gas. Because Tritium is a radioactive material, the Nuclear Regulatory Commission (“NRC”) regulations and state health agencies require Tritium to be measured at every nuclear power plant, all national laboratories, in the nuclear-powered Navies of the United States, France and the United Kingdom, at weapons facilities, at pharmaceutical and pesticide research facilities, and at Fusion Power research sites.

DroneRAD Aerial Radiation Detection

US Nuclear Corp has partnered with FlyCam UAV (a drone manufacturer). The two companies have married their two technologies with the NEO, an all-weather UAV octocopter capable of carrying a number of radiation and chemical detection sensors. With the advent of merging FlyCam UAV’s NEO and US Nuclear Corp sensor technology aerial radiation and chemical detection is now a reality. The DroneSensor system (the first of its kind) uses state-of-the-art industrial grade drones carrying radiation & chemical sensors. Wireless transmission to ground station provides real-time data. Having these UAV mounted sensors quickly and efficiently surveying large areas for contamination eliminates risk to human life.

[Table of Contents]

Air and Water Monitors

The Company’s Overhoff Air Monitors come in both hand-held portables and mid-to large-sized air and stack monitors. These are classified as Dual Ion Chamber style detectors or Dual Proportional Detectors. The sample flows into one chamber where ionization current is measured, and at the same time a sealed background detector of the same volume measures the ionization current due to any external gamma emitters plus the addition of background from radioactive minerals in the soil with cosmic rays. The current from the background chamber is subtracted from the current in the main sample chamber to give the net tritium level without distortion from radon or gamma in the background. In nuclear power plants, radioactive noble gases are also in the air stream in small or large quantities. Overhoff combats this problem using Dow Chemical Nafion® tubing which physically separates the noble gases from the tritium oxide prior to measurement. The Company is currently expecting a large number of its users and larger numbers of its competitor’s customers will need to replace or supplement their current air and stack monitors to combat the two biggest pollution nuclides now coming out of nuclear power plants, tritium and C-14. As of today, only US Nuclear Corp offers these full-service monitors.

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

[Table of Contents]

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

[Table of Contents]

We rely heavily on our international customers for business and expect to continue to rely on international customers in the future.

Our international revenues were 34% of our total revenue in 2016. Although this was lower than in 2015 we expect it to increase again in 2017 as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

[Table of Contents]

Opponents to Nuclear Energy are formidable due to concerns over safety.

Maintaining the demand for our products and future growth in demand will depend in part upon continued acceptance of nuclear technology as a means of generating electricity. In many cases, countries have embraced nuclear technology because alternate means of energy have either been at a high cost with heavy pollution, or other means have not been practical. However, incidents involving nuclear energy production, such as overheating reactors, radiation leaks and reactor melt-downs, can cause a significant decrease in public acceptance of nuclear technology. Events at the Fukushima Daiichi nuclear complex in Japan on March 11, 2011 may have adverse long term effects in some countries decision to either continue using nuclear power or suspend its nuclear power program. While the long-term impact is unclear, several countries have suspended operations at existing nuclear power plants. Specifically, on May 30, 2011, Germany announced that in addition to the permanent closure of eight reactors, an additional six reactors will be taken off-line by 2021 and that all remaining reactors to be shut-down by 2022. Switzerland has made a policy decision to phase out of their 5 reactors by 2034. Italy, while not having any operating reactors, has implemented a moratorium on nuclear power. The ultimate results of these safety reviews and/or public resistance to nuclear technology may lead to suspension or cancellation of permitting and development activities, license extensions of existing nuclear facilities, and possibly even the closure of operating nuclear facilities by one or more countries. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and therefore demand for radiation detection equipment.

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

[Table of Contents]

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

[Table of Contents]

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

  research and development of new products

  attracting and retaining key employees;

  maintaining a large budget for marketing and promotional expenses providing more favorable credit terms to suppliers and channel distributors

[Table of Contents]

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

[Table of Contents]

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

▪	difficulties in assimilating the operations and employees of acquired companies;

▪	diversion of our management’s attention from ongoing business concerns;

▪	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

▪	additional expense associated with amortization of acquired assets;

▪	additional expense associated with understanding and development of acquired business;

▪	maintenance and implementation of uniform standards, controls, procedures and policies; and

▪	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

[Table of Contents]

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

Robert I. Goldstein, in his role as President, CEO and Chairman of the Board of Directors has not received an annual salary or other compensation from our company for his services. As of November 4, 2014, we have entered into a 5-year employment agreement with Mr. Goldstein to secure his services as President, CEO and Chairman of the Board of Directors in the amount of $100,000 per year, payable at the end of each fiscal year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to temporarily reduce his compensation to $50,000 for 2015. Compensation for 2016 was increased to $100,000 as authorized by our Board of Directors. The absence of his compensation in previous years should be taken into consideration when reviewing our historical financial statements in determining whether to invest in our Company. The impact of his compensation to our financial condition is unknown. We cannot make any assurances that his annual salary or other compensation will not create an adverse event on our financial condition.

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

[Table of Contents]

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

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

▪	competition from other radiation detection companies or related businesses;

▪	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;

▪	changes in key personnel;

▪	entry into new geographic markets;

▪	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

▪	changes in operating performance and stock market valuations of other radiation detection and related companies;

▪	investors’ perceptions of our prospects and the prospects of the nuclear power industry;

▪	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

▪	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

▪	announcements relating to litigation;

▪	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

▪	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

▪	the development and sustainability of an active trading market for our common stock;

[Table of Contents]

▪	future sales of our common stock by our officers, directors and significant stockholders; and

▪	changes in accounting principles affecting our financial reporting.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

▪	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

▪	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

▪	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

▪	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

[Table of Contents]

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

▪	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

▪	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
▪	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

▪	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

[Table of Contents]

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

▪	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

▪	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

▪	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

▪	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

[Table of Contents]

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

OTC Bulletin Board Qualification for Quotation

On February 6, 2015, we were issued our ticker symbol, UCLE on the OTC Bulletin Board from FINRA. On March 20, 2015, we were approved for DTC eligibility by the Depository Trust and Clearing Corporation,) ("DTCC").

Holders

As of the date of this 10-K, we had 39 holders of record of our Common Stock.

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

[Table of Contents]

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

[Table of Contents]

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

[Table of Contents]

Control by Management

As of December 31, 2016, management currently owns 75% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

▪	Election of the board of directors;

▪	Removal of any directors;

▪	Amendment of the Company’s certificate of incorporation or bylaws; and

▪	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements and Information Relating To Us, Our Industry and To Other Businesses.

ITEM 2. PROPERTIES

US Nuclear Corp is headquartered in Canoga Park, CA, and occupies a 6,000-square foot leased facility and 8,000 square foot leased facility in Milford, Ohio. The office is divided among the Company’s various disciplines: management, finance, sales, marketing and customer service, with 25% of the available space dedicated to inventory. Each location has a bookkeeper, production manager, assembly supervisor, production workers, and customer service staff.

The Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility was $6,000, paid monthly through July 31, 2016. Per the Company’s lease agreement, the lease payment increased to $7,000 on August 1, 2016. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties. The following table lists the locations of all its current locations.

Location	Address	Size
Canoga Park, California	7051 Eton Avenue	6,000 square feet
Canoga Park, CA 91303
Milford, Ohio	1160 U.S. Route 50	8,000 square feet
Milford, OH 45150

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

[Table of Contents]

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

Fiscal Year Ended December 31, 2016
Quarter Ended	High $	Low $
March 31, 2016	$0.49	$0.22
June 30, 2016	$0.40	$0.11
September 30, 2016	$0.35	$0.10
December 31, 2016	$0.24	$0.12
Fiscal Year Ended December 31, 2015
Quarter Ended	High $	Low $
March 31, 2015	$-	$-
June 30, 2015	$0.51	$0.06
September 30, 2015	$0.39	$0.20
December 31, 2015	$0.61	$0.15

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2016, we had (i) 13,947,403 shares of common stock outstanding, held of record by 39 shareholders, and (ii) no shares of preferred stock outstanding. As of April 17, 2017, there are 13,947,403 shares of common stock outstanding, held of record by 39 shareholders.

Description of Capital Stock

The following is a summary of the rights of our capital stock and certain provisions of our articles of organization, as amended, and by-laws.  For more detailed information, please see our articles of organization, as amended, and by-laws filed as exhibits to this Current Report on Form 10-K. Each holder of the Company’s Common Stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders and do not have cumulative voting rights.  An election of directors by our shareholders shall be determined by a plurality of the votes cast by the shareholders entitled to vote on the election.  The holders of Common Stock are entitled to receive pro rata dividends, when and as declared by the Board of Directors in its discretion, out of funds legally available therefore, but only if all dividends on the Preferred Stock have been paid in accordance with the terms of such Preferred Stock and there exists no deficiency in any sinking fund for the Preferred Stock.

[Table of Contents]

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

[Table of Contents]

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

Recent Sales of Unregistered Securities

On May 31, 2016, the Company issued 142,403 shares of common stock valued at $35,601 in connection with the purchase of assets of Electronic Control Concepts. The value was determined based on the Company’s stock price on May 31, 2016.

On September 21, 2016, the Company issued 330,000 shares of common stock to an investor for cash proceeds of $99,000.

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

[Table of Contents]

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 38% of our total revenues in 2016 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 34% of our total revenue in 2016. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week with affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $7,000 for each facility per month.

On May 31, 2016, we entered into an Asset Purchase Agreement with Electronic Control Concepts (“ECC”) whereby the Company purchased certain tangible and intangible assets of ECC. ECC a small manufacturer of test and maintenance meters for x-ray machines both medical and industrial. We acquired ECC to give a boost to our current x-ray related product and hospital/medical product sales.

[Table of Contents]

Results of Operations

For the year ended December 31, 2016 compared to the year ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%

Sales	$2,097,157	$2,652,878	$(555,721)	-20.9%
Cost of goods sold	1,322,819	1,246,182	76,637	6.1%
Gross profit	774,338	1,406,696	(632,358)	-45%
Selling, general and administrative expenses	1,117,905	982,390	135,515	13.8%
Write-off of inventory	1,241,774		1,241,774
Gain (loss) from operations	(1,585,341)	424,306	(2,009,647)	-473.6%
Other expense	(20,829)	(24,890)	4,061	-16.3%
Gain (loss) before provision for income taxes	(1,606,170)	399,416	(2,005,586)	-502.1%
Provision for income taxes	-	-
Net loss	$(1,606,170)	$399,416	$(2,005,586)	-502.1%

Revenue for the year ended December 31, 2016 was $2,097,157 compared to $2,652,878 for the year ended December 31, 2015. The decrease of $555,721 or 20.9% is a result of a decrease in revenue from our Overhoff subsidiary of $600,803. The decrease in Overhoff’s revenue was a result of a large international sale that remained in production and did not ship during the year ended December 31, 2016. The revenue breakdown for the year ended December 31, 2016 is as follows:

North America 66%

Asia (Including Japan) 18%

Other 16%

Our gross margin for the year ended December 31, 2016 was 36.9%% as compared to 53% for the year ended December 31, 2015. The decrease in gross margin is due to slightly higher materials and overhead costs incurred in the manufacturing process

General and administrative expense for the year ended December 31, 2016 increased by $135,515 or 13.8% to $1,117,905 up from $982,300 for the year ended December 31, 2015. The increase is attributed to the Company’s effort to develop and market new products, specifically our new Unmanned Aerial Vehicle (UAV) technology.

Other expense for the year ended December 31, 2016 was $20,829, a decrease of $4,061 from $24,890 for 2015. Other expense consists of interest expense on our lines of credit.

Net income for the year ended December 31, 2016 was a net loss of $1,606,170 compared to net income of $399,416 for the year ended December 31, 2015. The decrease in net income of $2,005,586 which resulted in the change from a gain to a loss was attributed to a one-time write down of approximately $1.2 mil of inventory.  A majority of this inventory consists of less popular, slow moving and/or customized products. Although these items may still be useful in the future, and will remain with the Company, management deemed that decreasing the value of the inventory is more representative of the inventory that is used on a recurring basis, and is therefore not overstated on the balance sheet.

[Table of Contents]

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2016, our majority stockholder loaned the Company $61,000, $31,699 of which was repaid. We anticipate funds the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2016, total assets decreased by 30.3% to $2,437,720 from $3,498,619 at December 31, 2015 principally related to the write-off of inventory.

At December 31, 2016, total liabilities increased by 54.2% to $1,168,149 from $757,479 at December 31, 2015 principally related to the note payable and contingency for the acquisition of Electronic Control Concepts as well as an increase in accrued liabilities.

On October 1, 2016, the Company was awarded a $638,675 contract to build semi-portable particulate, iodine, and noble gas continuous air monitors for nuclear power plants in South Korea. The contract was awarded by KHNP, Korea Hydro & Nuclear Power, which operates the nuclear power plants in South Korea. We anticipate completing this contract in the third quarter of 2017.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, these disclosure controls and procedures were effective.

[Table of Contents]

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2016, our internal controls over financial reporting were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

[Table of Contents]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of April 5, 2017.

Name	Age	Position
Robert I. Goldstein	68	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	47	Chief Financial Officer and Secretary

Dr. Gerald Entine	73	Member of the Board of Directors

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

[Table of Contents]

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

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole to enable our board to satisfy its oversight responsibilities effectively, the board focuses on the diversity of skills, business and professional business experience reflected in the descriptions above. In particular:

▪	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

▪	With respect to Dr. Entine, the board considered his extensive managerial and scientific expertise, as well as his experience in operating RMD Inc., and RMD Instruments LLC, which were acquired by Dynasil Corporation, a publicly-traded company.

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

[Table of Contents]

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2016.

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

[Table of Contents]

Employment Agreements and Compensation

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to temporarily reduce his compensation to $50,000 for 2015. Compensation for 2016 increased to $100,000 as authorized by the Board of Directors.

On October 16, 2014, we entered into an employment agreement with Rachel Boulds, our CFO. Ms. Boulds is entitled to receive quarterly payments of $2,500. She also received a stock compensation of 25,000 shares of US Nuclear Corp restricted common stock, on the first anniversary date of her employment.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary			Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Other Compensation		Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors (1)	2015 2016	$ $	50,000 100,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	50,000 100,000

Rachel Boulds

Chief Financial Officer, and Secretary	2015 2016	$ $	10,000 10,000	$ $	5,750 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	15,750 10,000

(1)	Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2016.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

[Table of Contents]

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Dr. Gerald Entine	$0	$0	$0	$0
Robert I. Goldstein	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 13,947,403 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

[Table of Contents]

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,150,000	72.8%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Dr. Gerald Entine, Member of the Board of Directors	10,000	*

All Directors and Officers as a Group (3 persons)	10,185,000	75.3%

Richard Chiang (1)	1,359,628	9.7%

Non Director and Non Officer as a Group (1 person)	1,359,628	9.7%

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

[Table of Contents]

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

[Table of Contents]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated in our Item 2, Properties disclosure on this Form 10-K, the Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility was $6,000, paid monthly through July 31, 2016. Per the Company’s lease agreement, the lease payment increased to $7,000 on August 1, 2016. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. Mr. Goldstein holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

During the year ended December 31, 2016, the Company received $61,000 from Mr. Goldstein, our majority shareholder and repaid $31,699 under a note payable agreement. The amount due to Mr. Goldstein is $278,180 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditor Malone Bailey LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $37,000 and $20,200 for the years ended December 31, 2016 and 2015.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2016 or 2015.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2016 or 2015.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2016 or 2015.

[Table of Contents]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the years ended
December 31, 2016 and 2015	F-3

Consolidated Statement of Shareholders' Equity for the years ended
December 31, 2016 and 2015	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2016 and 2015	F-5

Notes to Consolidated Financial Statements	F-6

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

U S Nuclear Corp. By /s/ Robert I. Goldstein President, Chief Executive Officer, Chairman of the Board of Directors Date: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2017

US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary

[Table of Contents]

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

Contents

Page
Reports of Independent Registered Public Accounting Firms

Report of MaloneBailey, LLP	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the years ended
December 31, 2016 and 2015	F-3

Consolidated Statement of Changes in Shareholders' Equity for the years ended
December 31, 2016 and 2015	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2016 and 2015	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

US Nuclear Corp.

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Nuclear Corp. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

[Financial Index]

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

ASSETS

CURRENT ASSETS	2016	2015

Cash	$236,404	$419,126
Accounts receivable, net	229,222	181,084
Inventories	1,201,564	2,320,333
TOTAL CURRENT ASSETS	1,667,190	2,920,543

Property and Equipment, net	17,290	7,900
Intangible Asset, net	183,064	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,437,720	$3,498,619

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$51,919	$41,607
Accrued liabilities	216,446	111,466
Customer deposit	97,862	49,040
Acquisition contingency	103,143	-
Note payable	14,724	-
Line of credit	347,735	306,487
TOTAL CURRENT LIABILITIES	831,829	508,600

Note payable, net of current portion	58,140	-
Note payable to shareholder	278,180	248,879
TOTAL LIABILITIES	1,168,149	757,479

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,947,403 and 13,475,000 shares issued and outstanding	1,395	1,348
Additional paid in capital	3,312,963	3,178,409
Accumulated deficit	(2,044,787)	(438,617)
TOTAL SHAREHOLDERS' EQUITY	1,269,571	2,741,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,437,720	$3,498,619

The accompanying notes are an integral part of these consolidated financial statements.

[Financial Index]

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Sales	$2,097,157	$2,652,878
Cost of sales	1,322,819	1,246,182
Gross profit	774,338	1,406,696

Opertating expenses
Selling, general and administrative expenses	1,117,905	982,390
Write-off of inventory	1,241,774	-
Total operating expenses	2,359,679	982,390

Income (loss) from operations	(1,585,341)	424,306

Other expense
Interest expense	(20,829)	(24,890)
Total other expense	(20,829)	(24,890)

Income (loss) before provision for income taxes	(1,606,170)	399,416

Provision for income taxes	-	-

Net income (loss)	$(1,606,170)	$399,416

Weighted average shares outstanding - basic and diluted	13,649,329	13,294,110

Earnings (loss) per shares - basic and diluted	$(0.12)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

[Financial Index]

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	13,265,000	$1,327	$3,136,680	$(838,033)	$2,299,974

Issuance of common stock for services	210,000	21	41,729		41,750

Net income	-	-	-	399,416	399,416

Balance, December 31, 2015	13,475,000	1,348	3,178,409	(438,617)	2,741,140

Issuance of common stock for acquisition	142,403	14	35,587		35,601

Issuance of common stock for cash	330,000	33	98,967		99,000

Net income (loss)	-	-	-	(1,606,170)	(1,606,170)

Balance, December 31, 2016	13,947,403	$1,395	$3,312,963	$(2,044,787)	$1,269,571

The accompanying notes are an integral part of these consolidated financial statements.

[Financial Index]

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(1,606,170)	$399,416
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	87,099	6,554
Common stock issued for services	-	41,750
Write-off of inventory	1,241,774
Changes in:
Accounts receivable	(44,691)	(85,384)
Inventories	(119,655)	23,396
Prepaid expenses and other current assets	-	1,800
Accounts payable	2,706	(157,426)
Accrued liabilities	104,980	18,035
Customer deposits	48,822	(147,145)

Net cash provided by (used in) operating activities	(285,135)	100,996

INVESTING ACTIVITIES
Cash paid for acquistion	(60,000)	-

Net cash provided by (used in) investing activities	(60,000)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	41,248	(12,787)
Proceeds from sale of common stock	99,000	-
Proceeds from note payable to shareholder	61,000	243,293
Repayments for note payable	(7,136)	-
Repayments for note payable to shareholder	(31,699)	(52,629)

Net cash provided by (used in) financing activities	162,413	177,877

NET INCREASE (DECREASE) IN CASH	(182,722)	278,873

CASH
Beginning of the period	419,126	140,253
End of the period	$236,404	$419,126

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$20,829	$24,890

Non-cash investing and financing activities
Common stock issued for acquisition	$35,601	$-
Note payable issued for acquisition	$80,000	$-
Acquisition contingency	$107,707	$-
Reclassification of acquisition contingency to accounts payable	$9,319	$-

The accompanying notes are an integral part of these consolidated financial statements.

[Financial Index]

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECMEBER 31, 2016 AND 2015

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

[Financial Index]

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2016 and 2015.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2016 and 2015 were $5,000 and $5,000, respectively.

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

[Financial Index]

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2016 and 2015, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at December 31, 2016 were all acquired with the purchase of ECC (See Note 14) and are being amortized over 24 months. The Company performs a test for impairment at least annually. As of December 31, 2016, the Company performed the required impairment analysis which resulted in no impairment adjustments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2016 and 2015 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Sales returns and allowances was $0 for the year ended December 31, 2016 and 2015. The Company provides a one-year warranty on all sales. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

[Financial Index]

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the year ended December 31, 2016 and 2015.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 9.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

[Financial Index]

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

[Financial Index]

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

Note 3 – Inventories

Inventory at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Raw materials	$584,687	$1,139,827
Work in Progress	202,009	710,041
Finished goods	414,868	470,465
Total inventories	$1,201,564	$2,320,333

At December 31, 2016, the Company reviewed its inventory for slow moving and obsolete items and determined at a write-off of $1,241,774 was necessary. At December 31, 2015 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2016 and 2015:

	2016	2015
Furniture and fixtures	$146,684	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,186	212,076
Computers and software	27,259	27,259
	457,220	436,110
Less accumulated depreciation	(439,930)	(428,210)
Property and equipment, net	$17,290	$7,900

Depreciation expense for the years ended December 31, 2016 and 2015 was $11,720 and $6,554, respectively. At December 31, 2016 and 2015, the Company has $299,429 of fully depreciated property and equipment that is still in use.

[Financial Index]

Note 5 – Intangible Assets

The following are the details of intangible assets at December 31, 2016 and 2015:

	2016	2015
Customer list	$130,000	$-
Technology	128,443	-
	258,443	-
Less accumulated amortization	(75,379)	-
Property and equipment, net	$183,064	$-

All of the above intangible assets were acquired with the purchase of ECC (See Note 14) and are being amortized over 24 months.

Amortization expense for the years ended December 31, 2016 and 2015 was $75,379 and $0, respectively.

The following summarizes estimated future amortization expense related to intangible assets:

2017	$129,221
2018	53,843
$183,064

Note 6 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the year ended December 31, 2016, the Company received $61,000 from its majority shareholder and repaid another $31,699 under this note payable agreement.. During the year ended December 31, 2015, the Company received $243,293 from its majority shareholder and repaid another $52,629 under this note payable agreement. The amounts due to Mr. Goldstein are $278,180 and $248,879 as of December 31, 2016 and 2015, respectively.

Note 7 – Line of Credit

As of December 31, 2016, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 3.25% to 9.49%. As of December 31, 2016 and 2015, the amounts outstanding under these lines of credit were $347,735 and $306,487, respectively.

[Financial Index]

Note 8 – Shareholders’ Equity

On May 31, 2016, the Company issued 142,403 shares of common stock valued at $35,601 in connection with the purchase of assets of Electronic Control Concepts (See Note 14). The value was determined based on the Company’s stock price on May 31, 2016. In addition, on September 21, 2016, the Company issued 330,000 shares of common stock to an investor for cash proceeds of $99,000.

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

[Financial Index]

Note 9 – Segment Reporting

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

The following tables summarize the Company’s segment information for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015

Sales
Optron	$688,571	$643,489
Overhoff	1,408,586	2,009,389
Corporate	-	-
	$2,097,157	$2,652,878

Gross profit
Optron	$255,723	$281,052
Overhoff	518,615	1,125,644
Corporate	-	-
	$774,338	$1,406,696

Income (loss) from operations
Optron	$(687,551)	$29,454
Overhoff	(715,171)	580,891
Corporate	(182,619)	(186,039)
	$(1,585,341)	$424,306

Interest Expenses
Optron	$17,824	$21,930
Overhoff	3,005	2,960
Corporate	-	-
	$20,829	$24,890

Net income (loss)
Optron	$(705,375)	$7,524
Overhoff	(718,176)	577,931
Corporate	(182,619)	(186,039)
	$(1,606,170)	$399,416

	As of	As of
	December 31,	December 31,
	2016	2015
Total Assets
Optron	$987,873	$1,318,749
Overhoff	1,424,701	2,170,499
Corporate	25,146	9,371
	$2,437,720	$3,498,619

Intangible Assets
Optron	$183,064	$-
Overhoff	-	-
Corporate	-	-
	$183,064	$-

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

[Financial Index]

Note 10 - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended December 31,
	2016	2015
Geographical sales
North America	$1,385,716	$1,227,772
Asia	373,569	915,429
South America	11,022	310,961
Other	326,850	198,716
	$2,097,157	$2,652,878

Note 11 – Income Taxes

At December 31, 2016 and 2015, the significant components of the deferred tax assets are summarized below:

	2016	2015

Approximate net operating loss carry forwards	$1,893,000	$328,000

Deferred tax assets:
Federal net operating loss	$600,107	$150,576
State net operating loss	72,896	64,140
Tax credit	49,740	49,740
Goodwill	(168,844)	(152,560)
Total deferred tax assets	553,899	111,896
Less valuation allowance	(553,899)	(111,896)
	$-	$-

The valuation allowance increased (decreased) by $442,003 and ($127,027) in 2016 and 2015 as a result of the Company using net operating losses in 2015 and generating additional net operating losses in 2016. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $1,893,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2016 and 2015:

	2016	2015
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$-

[Financial Index]

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Federal income tax rate	-34.0%	34.0%
State tax, net of federal benefit	-6.0%	6.0%
Net operating losses	39.1%	-36.6%
Permanent differences	1.7%	0.0%
Amortization of goodwill	-0.8%	-3.4%

Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2016 and 2015.

 Note 12 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the years ended December 31, 2016 and 2015 were $150,000 and $108,000, respectively. As of December 31, 2016 and 2015, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Also see Note 6.

Note 13 - Concentrations

Two customers accounted for 36% and 10% of the Company sales for the year ended December 31, 2016.

Four customers accounted for 19%, 18%, 11% and 10% of the Company sales for the year ended December 31, 2015.

No vendors accounted for more than 10% of the Company’s purchases for the year ended December 31, 2016. One vendor provided 22% of the Company’s purchases for the year ended December 31, 2015.

[Financial Index]

Note 14 – Business Combination

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
$283,308

The note payable bears interest at 5% per annum and is due in 20 quarterly installments beginning in July 2016. The Company issued 142,403 shares of common stock valued at $35,601. The value was determined based on the Company’s stock price on May 31, 2016. The earn-out provision provides for payments to the seller equal to 12% of sales from ECC operations for the next four years. The Company has estimated the net present value of this earn-out to be $107,707 at the acquisition date. See Note 15 – Fair Value Measurements for details regarding valuation of earn-out. Any future changes in the estimated earn-out will be recorded in current operations.

The sales from ECC included in the results of operations from the date of acquisition on May 31, 2016 to December 31, 2016 was $77,662.

The unaudited pro forma information below present statement of operations data as if the acquisition of ECC took place on January 1, 2015.

	Years Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Sales	$2,222,257	$2,838,424
Gross profit	837,387	1,530,037
Operating income	(1,632,103)	315,051
Net income (loss)	(2,571,189)	287,161
Earnings (loss) per share	(0.19)	0.02

[Financial Index]

Note 15 – Fair Value Measurements

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1 inputs - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs - other inputs that are directly or indirectly observable in the marketplace.

Level 3 inputs - unobservable inputs which are supported by little or no market activity.

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015.

December 31, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$103,143	$103,143

December 31, 2015
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	-	-

A summary of the activity of the contingent liability is as follows:

Contingent liability at acquisition date	$107,707
Change in fair value	4,755
Reclassification to accounts payable	(9,319)
Contingent liability, ending balance	$103,143

