Form 10-Q
period 2017-03-31
US NUCLEAR CORP.
filed 2017-05-15
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

Yes [_] No [x]

The number of shares of the Registrant’s common stock outstanding as of May 12, 2017 was 13,947,403.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US Nuclear Corp. and Subsidiaries

Financial Statements

(Unaudited)

AS OF MARCH 31, 2017

AND FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

	March 31,	December 31,
CURRENT ASSETS	2017	2016

Cash	$343,410	$236,404
Accounts receivable, net	218,921	229,222
Inventories	1,200,287	1,201,564
TOTAL CURRENT ASSETS	1,762,618	1,667,190

PROPERTY AND EQUIPMENT, net	14,956	17,290
INTANGIBLE ASSET, net	150,758	183,064
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,498,508	$2,437,720

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$128,379	$51,919
Accrued liabilities	56,523	66,446
Accrued compensation - officer	175,000	150,000
Customer deposit	57,943	97,862
Acquisition contingency	99,691	103,143
Note payable	14,909	14,724
Line of credit	315,367	347,735
TOTAL CURRENT LIABILITIES	847,812	831,829

Note payable, net of current portion	54,321	58,140
Note payable to shareholder	235,571	278,180
TOTAL LIABILITIES	1,137,704	1,168,149

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,947,403 and 13,947,403 shares issued and outstanding	1,395	1,395
Additional paid in capital	3,312,963	3,312,963
Accumulated deficit	(1,953,554)	(2,044,787)
TOTAL SHAREHOLDERS' EQUITY	1,360,804	1,269,571
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,498,508	$2,437,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Sales	$725,472	$252,502
Cost of sales	370,400	130,278
Gross profit	355,072	122,224

Opertating expenses
Selling, general and administrative expenses	257,741	230,270
Total operating expenses	257,741	230,270

Income (loss) from operations	97,331	(108,046)

Other expense
Interest expense	(6,098)	(4,768)
Total other expense	(6,098)	(4,768)

Income (loss) before provision for income taxes	91,233	(112,814)

Provision for income taxes	-	-

Net income (loss)	$91,233	$(112,814)

Weighted average shares outstanding - basic and diluted	13,947,403	13,475,000

Earnings (loss) per shares - basic and diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES
Net income (loss)	$91,233	$(112,814)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	35,989	1,636
Changes in:
Accounts receivable	10,301	92,317
Inventories	1,277	(142,862)
Accounts payable	73,008	16,344
Accrued liabilities	(9,923)	(13,807)
Accrued compensation - officer	25,000	25,000
Customer deposits	(39,919)	15,245

Net cash provided by (used in) operating activities	186,966	(118,941)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,349)	-

Net cash used in investing activities	(1,349)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(32,368)	(15,647)
Repayments for note payable	(3,634)	-
Repayments for note payable to shareholder	(42,609)	(620)

Net cash used in financing activities	(78,611)	(16,267)

NET INCREASE (DECREASE) IN CASH	107,006	(135,208)

CASH
Beginning of the period	236,404	419,126
End of the period	$343,410	$283,918

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$6,098	$4,768

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$6,052	$-

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

Note 2 – Basis Presentation

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading.

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. The Company does not consider such reclassifications to be material and they had no effect on net income (loss).

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

Note 3 – Inventories

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$605,825	$584,687
Work in Progress	178,339	202,009
Finished goods	416,123	414,868

Total inventories	$1,200,287	$1,201,564

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Furniture and fixtures	$148,033	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,186	233,186
Computers and software	27,259	27,259
	458,569	457,220
Less accumulated depreciation	(443,613)	(439,930)
Property and equipment, net	$14,956	$17,290

Depreciation expense for the three months ended March 31, 2017 and 2016 was $3,683 and $1,636, respectively. At March 31, 2017, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(107,685)	(75,379)
Intangible assets, net	$150,758	$183,064

Amortization expense for the three months ended March 31, 2017 and 2016 was $32,306 and $0, respectively.

The following summarizes estimated future amortization expense related to intangible assets for the twelve months ending March 31:

2017	$129,221
2018	21,537
$150,758

Note 6 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the three months ended March 31, 2017, the Company repaid its majority shareholder $42,609 under this note payable agreement. The amounts due to Mr. Goldstein are $235,571 and $278,180 as of March 31, 2017 and December 31, 2016, respectively.

Note 7– Lines of Credit

As of March 31, 2017, the Company had four lines of credit with a maximum borrowing amount $400,000 with interest ranging from 3.25% to 9.49%. As of March 31, 2017 and December 31, 2016, the amounts outstanding under these lines of credit were $315,367 and $347,735, respectively.

Note 8 –Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s recent acquisition of the assets of Electronic Control Concepts are included with Overhoff in the table below.

The following tables summarize the Company’s segment information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Sales
Optron	$79,325	$109,267
Overhoff	646,147	143,235
Corporate	-	-
	$725,472	$252,502

Gross profit
Optron	$51,521	$46,934
Overhoff	303,551	75,290
Corporate	-	-
	$355,072	$122,224

Income (loss) from operations
Optron	$(23,620)	$546
Overhoff	153,715	(79,428)
Corporate	(32,764)	(29,164)
	$97,331	$(108,046)

Interest Expenses
Optron	$4,681	$4,361
Overhoff	1,417	407
Corporate	-	-
	$6,098	$4,768

Net income (loss)
Optron	$(28,301)	$(3,815)
Overhoff	152,298	(79,835)
Corporate	(32,764)	(29,164)
	$91,233	$(112,814)

	As of	As of
	March 31,	December 31,
	2017	2016
Total Assets
Optron	$805,901	$987,873
Overhoff	1,685,109	1,424,701
Corporate	7,498	25,146
	$2,498,508	$2,437,720

Intangible Assets
Optron	$-	$-
Overhoff	150,758	183,064
Corporate	-	-
	$150,758	$183,064

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Geographical sales
North America	$471,203	$163,151
Asia	233,875	77,621
South America	10,815	11,022
Other	9,579	708
	$725,472	$252,502

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the three months ended March 31, 2017 and 2016 were $42,000 and $32,000, respectively. As of March 31, 2017 and December 31, 2016, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Also see Note 6.

Note 11 – Concentrations

One customers accounted for 43% of the Company’s sales for the three months ended March 31, 2017 and four customers accounted for 25%, 21%, 11% and 10% of the Company’s sales for three months ended March 31, 2016.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2017 and 2016.

Note – 12 Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	March 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$99,691	$99,691

	December 31, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	103,143	103,143

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2016	$103,143
Change in fair value	2,600
Reclassification to accounts payable	(6,052)
Contingent liability at March 31, 2017	$99,691

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2016 filed with the Securities Exchange Commission on Form 10-K on April 17, 2017 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%

Sales	$725,472	$252,502	$472,970	187.3%
Cost of goods sold	370,400	130,278	240,122	184.3%
Gross profit	355,072	122,224	232,848	190.5%
Selling, general and administrative expenses	257,741	230,270	27,471	11.9%
Income (loss) from operations	97,331	(108,046)	205,377	-190.1%
Other expense	(6,098)	(4,768)	(1,330)	27.9%
Income before provision for income taxes	91,233	(112,814)	204,047	-180.9%
Provision for income taxes	-	-	-
Net income (loss)	$91,233	$(112,814)	$204,047	-180.9%

Sales for the three months ended March 31, 2017 were $725,472 compared to $252,502 for the same period in 2016. The increase of $472,970 or 187.3% is a result of an increase in sales from our Overhoff subsidiary of $502,912 offset by a decrease in sales from our Optron subsidiary of $29,942. The increase in sales from our Overhoff subsidiary was due to the delivery of some large orders during the quarter. The decrease in sales from our Optron subsidiary was due to the timing of the completion of larger orders. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended March 31, 2017 is as follows:

North America 65%

Asia (Including Japan) 32%

Our gross margins for the three months ended March 31, 2017 were 48.9% as compared to 48.4% for the same period in 2016. The increase in gross margin percentage is not significant.

Selling, general and administrative expense for the three months ended March 31, 2017 increased by $27,471 or 11.9% over 2016 to $257,741 up from $230,270 for the same period in 2016. The increase is due to higher rent costs and professional fees.

Other expense for the three months ended March 31, 2017 was $6,098, an increase of $1,330 from $4,768 for the same period in 2016. The increase is not significant.

Net income for the three months ended March 31, 2017 was $91,233 compared to a net loss of $112,814 for the same period in 2016. The increase in net income was principally attributed to significantly higher sales during the three months ended March 31, 2017 as compared to the same period in 2016.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the three months ended March 31, 2017, we were able to repay $42,609. We anticipate funding the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At March 31, 2017, total assets increased by 2.5% to $2,498,508 from $2,437,720 at December 31, 2016 principally related to an increase in cash.

At March 31, 2017, total liabilities decreased by 2.6% to $1,137,704 from $1,168,149 at December 31, 2016 principally related to the repayment of the note payable to shareholder.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2017 for Risk Factors.

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

Date:  May 15, 2017

-21-