Form 10-Q
period 2017-06-30
US NUCLEAR CORP.
filed 2017-08-11
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                  Accelerated filer  ☐

 Non-accelerated filer   ☐                                                                  Smaller reporting company  ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the Registrant’s common stock outstanding as of August 11, 2017 was 13,947,403.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

	June 30,	December 31,
CURRENT ASSETS	2017	2016

Cash	$181,350	$236,404
Accounts receivable, net	199,131	229,222
Inventories	1,320,503	1,201,564
TOTAL CURRENT ASSETS	1,700,984	1,667,190

PROPERTY AND EQUIPMENT, net	11,543	17,290
INTANGIBLE ASSET, net	118,453	183,064
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,401,156	$2,437,720

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$62,887	$51,919
Accrued liabilities	76,291	66,446
Accrued compensation - officer	200,000	150,000
Customer deposit	53,658	97,862
Acquisition contingency	95,816	103,143
Note payable	15,093	14,724
Line of credit	302,818	347,735
TOTAL CURRENT LIABILITIES	806,563	831,829

Note payable, net of current portion	50,456	58,140
Note payable to shareholder	310,571	278,180
TOTAL LIABILITIES	1,167,590	1,168,149

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,947,403 and 13,947,403 shares issued and outstanding	1,395	1,395
Additional paid in capital	3,312,963	3,312,963
Accumulated deficit	(2,080,792)	(2,044,787)
TOTAL SHAREHOLDERS' EQUITY	1,233,566	1,269,571
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,401,156	$2,437,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales	$491,436	$645,523	$1,216,908	$898,025
Cost of sales	297,662	319,670	668,062	449,948
Gross profit	193,774	325,853	548,846	448,077

Opertating expenses
Selling, general and administrative expenses	315,817	235,766	573,558	466,036
Total operating expenses	315,817	235,766	573,558	466,036

Income (loss) from operations	(122,043)	90,087	(24,712)	(17,959)

Other expense
Interest expense	(5,195)	(5,048)	(11,293)	(9,816)
Total other expense	(5,195)	(5,048)	(11,293)	(9,816)

Income (loss) before provision for income taxes	(127,238)	85,039	(36,005)	(27,775)

Provision for income taxes	-	-	-	-

Net income (loss)	$(127,238)	$85,039	$(36,005)	$(27,775)

Weighted average shares outstanding - basic and diluted	13,947,403	13,521,946	13,947,403	13,498,473

Earnings (loss) per shares - basic and diluted	$(0.01)	$0.01	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(36,005)	$(27,775)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	71,707	14,929
Changes in:
Accounts receivable	30,091	(41,454)
Inventories	(118,939)	(227,704)
Accounts payable	3,641	108,022
Accrued liabilities	9,845	(37,804)
Accrued compensation - officer	50,000	50,000
Customer deposits	(44,204)	14,859

Net cash used in operating activities	(33,864)	(146,927)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,349)	-
Cash paid for acquisition	-	(60,000)

Net cash used in investing activities	(1,349)	(60,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(44,917)	45,657
Repayments for note payable	(7,315)	-
Proceeds from note payable to shareholder	75,000	53,600
Repayments for note payable to shareholder	(42,609)	(620)

Net cash provided by (used in) financing activities	(19,841)	98,637

NET INCREASE (DECREASE) IN CASH	(55,054)	(108,290)

CASH
Beginning of the period	236,404	419,126
End of the period	$181,350	$310,836

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$11,293	$9,816

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$10,474	$-
Common stock issued for acquistion	$-	$35,601
Note payable issued for acquisition	$-	$80,000
Acquisition contingency	$-	$107,707

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

Note 3 – Inventories

Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$566,942	$584,687
Work in Progress	226,068	202,009
Finished goods	527,493	414,868
Total inventories	$1,320,503	$1,201,564

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Furniture and fixtures	$148,033	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,186	233,186
Computers and software	27,259	27,259
	458,569	457,220
Less accumulated depreciation	(447,026)	(439,930)
Property and equipment, net	$11,543	$17,290

Depreciation expense for the six months ended June 30, 2017 and 2016 was $7,096 and $4,161, respectively. At June 30, 2017, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(139,990)	(75,379)
Intangible assets, net	$118,453	$183,064

Amortization expense for the six months ended June 30, 2017 and 2016 was $64,611 and $10,768, respectively.

The following summarizes estimated future amortization expense related to intangible assets for the twelve months ending June 30:

2018	$118,453

Note 6 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the six months ended June 30, 2017, the majority shareholder loaned the Company $75,000 and the Company repaid its majority shareholder $42,609 under this note payable agreement. The amounts due to Mr. Goldstein are $310,571 and $278,180 as of June 30, 2017 and December 31, 2016, respectively.

Note 7– Lines of Credit

As of June 30, 2017, the Company had four lines of credit with a maximum borrowing amount $400,000 with interest ranging from 3.25% to 9.49%. As of June 30, 2017 and December 31, 2016, the amounts outstanding under these lines of credit were $302,818 and $347,735, respectively.

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales
Optron	$114,834	$152,303	$194,159	$261,570
Overhoff	376,602	493,220	1,022,749	636,455
Corporate	-	-	-	-
	$491,436	$645,523	$1,216,908	$898,025

Gross profit
Optron	$29,307	$63,753	$80,828	$110,687
Overhoff	164,467	262,100	468,018	337,390
Corporate	-	-	-	-
	$193,774	$325,853	$548,846	$448,077

Income (loss) from operations
Optron	$(47,867)	$15,604	$(71,487)	$16,150
Overhoff	(36,220)	91,669	117,495	12,241
Corporate	(37,956)	(17,186)	(70,720)	(46,350)
	$(122,043)	$90,087	$(24,712)	$(17,959)

Interest Expenses
Optron	$4,305	$4,549	$8,986	$8,910
Overhoff	890	499	2,307	906
Corporate	-	-	-	-
	$5,195	$5,048	$11,293	$9,816

Net income (loss)
Optron	$(52,172)	$11,055	$(80,473)	$7,240
Overhoff	(37,110)	91,170	115,188	11,335
Corporate	(37,956)	(17,186)	(70,720)	(46,350)
	$(127,238)	$85,039	$(36,005)	$(27,775)

			As of	As of
			June 30,	December 31,
			2017	2016
Total Assets
Optron			$854,942	$987,873
Overhoff			1,545,856	1,424,701
Corporate			358	25,146
			$2,401,156	$2,437,720

Intangible Assets
Optron			$-	$-
Overhoff			118,453	183,064
Corporate			-	-
			$118,453	$183,064

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
Corporate			-	-
			$570,176	$570,176

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Geographical sales
North America	$228,718	$440,106	$699,921	$603,257
Asia	188,479	166,220	422,354	243,841
South America	6,569	-	17,384	11,022
Other	67,670	39,197	77,249	39,905
	$491,436	$645,523	$1,216,908	$898,025

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the six months ended June 30, 2017 and 2016 were $84,000 and $68,000, respectively. As of June 30, 2017 and December 31, 2016, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Also see Note 6.

Note 11 – Concentrations

One customers accounted for 36% of the Company’s sales for the six months ended June 30, 2017 and three customers accounted for 41%, 13% and 12% of the Company’s sales for six months ended June 30, 2016.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2017 and 2016.

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	June 30, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$95,816	$95,816

	December 31, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	103,143	103,143

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2016	$103,143
Change in fair value	3,147
Reclassification to accounts payable	(10,474)
Contingent liability at June 30, 2017	$95,816

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

Results of Operations

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months June 30,		Change
	2017	2016	$	%

Sales	$491,436	$645,523	$(154,087)	-23.9%
Cost of goods sold	297,662	319,670	(22,008)	-6.9%
Gross profit	193,774	325,853	(132,079)	-40.5%
Selling, general and administrative expenses	315,817	235,766	80,051	34.0%
Income (loss) from operations	(122,043)	90,087	(212,130)	-235.5%
Other income (expense)	(5,195)	(5,048)	(147)	2.9%
Income before provision for income taxes	(127,238)	85,039	(212,277)	-249.6%
Provision for income taxes	-	-	-
Net income (loss)	$(127,238)	$85,039	$(212,277)	-249.6%

Sales for the three months ended June 30, 2017 were $491,436 compared to $645,523 for the same period in 2016. The decrease of $154,087 or 23.9% is a result of a decrease in sales from our Overhoff subsidiary of $116,618 and a decrease in sales from our Optron subsidiary of $37,469. The decrease in sales from our Overhoff subsidiary was due to the delivery of some large orders during the second quarter of 2016 as compared to 2017. The decrease in sales from our Optron subsidiary was due to the timing of the completion of larger orders. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended June 30, 2017 is as follows:

North America 47%

Asia (Including Japan) 38%

Our gross margins for the three months ended June 30, 2017 were 39.4% as compared to 50.5% for the same period in 2016. The decrease in gross margin percentage is due to higher labor, material and overhead costs.

Selling, general and administrative expense for the three months ended June 30, 2017 were $315,817 compared to $235,766 for the same period in 2016. The increase of $80,051 or 34.0% is due to higher rent costs, professional fees and the amortization of intangible assets.

Other expense for the three months ended June 30, 2017 was $5,195, an increase of $147 from $5,048 for the same period in 2016. The increase is not significant.

Net loss for the three months ended June 30, 2017 was $127,238 compared to net income of $85,039 for the same period in 2016. The increase in net loss was principally attributed to higher selling, general and administrative expenses, and a decrease in gross profits due to lower sales and higher cost of goods sold as a percentage of sales.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,		Change
	2017	2016	$	%

Sales	$1,216,908	$898,025	$318,883	35.5%
Cost of goods sold	668,062	449,948	218,114	48.5%
Gross profit	548,846	448,077	100,769	22.5%
Selling, general and administrative expenses	573,558	466,036	107,522	23.1%
Loss from operations	(24,712)	(17,959)	(6,753)	37.6%
Other income (expense)	(11,293)	(9,816)	(1,477)	15.0%
Income before provision for income taxes	(36,005)	(27,775)	(8,230)	29.6%
Provision for income taxes	-	-	-
Net loss	$(36,005)	$(27,775)	$(8,230)	29.6%

Sales for the six months ended June 30, 2017 were $1,216,908 compared to $898,025 for the same period in 2016. The increase of $318,883 or 35.5% is a result of an increase in sales from our Overhoff subsidiary of $386,294 offset by a decrease in sales from our Optron subsidiary of $67,411. The increase in sales from our Overhoff subsidiary was due to the delivery of some large orders during the first quarter of 2017. The decrease in sales from our Optron subsidiary was due to the timing of the completion of larger orders. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the six months ended June 30, 2017 is as follows:

North America 58%

Asia (Including Japan) 35%

Our gross margins for the six months ended June 30, 2017 were 45.1% as compared to 49.9% for the same period in 2016. The decrease in gross margin percentage is due to higher material costs.

Selling, general and administrative expense for the six months ended June 30, 2017 were $573,558 compared to $466,036 for the same period in 2016. The increase of $107,522 or 23.1% is due to higher rent costs, professional fees and the amortization of intangible assets.

Other expense for the six months ended June 30, 2017 was $11,293, an increase of $1,477 from $9,816 for the same period in 2016. The increase is not significant.

Net loss for the six months ended June 30, 2017 was $36,005 compared to $27,775 for the same period in 2016. The increase in net loss was principally attributed to higher selling, general and administrative expenses offset by an increase in gross profits due to higher sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the six months ended June 30, 2017, our majority shareholder loan us an additional $75,000 and we were able to repay $42,609. We anticipate funding the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At June 30, 2017, total assets decreased by 1.5% to $2,401,156 from $2,437,720 at December 31, 2016 principally related to a decrease in cash and intangible assets (due to amortization) offset by an increase in inventory.

At June 30, 2017, total liabilities decreased by 0.1% to $1,167,590 from $1,168,149 at December 31, 2016. The decrease was not significant.

Net cash used in operating activities for the six months ended June 30, 2017 was $33,864 compared to $146,927 for the same period in 2016. The decrease in cash used in operations was principally due to the changes in inventory and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2017 was $1,349 compared to $60,000 for the same period in 2016. The decrease in cash used in investing activities was principally due to cash paid for an acquisition in 2016.

Net cash used in financing activities for the six months ended June 30, 2017 was $19,841 compared to net cash provided by financing activities of $98,637 for the same period in 2016. The change in cash from financing activities was principally due to the paid down of the line of credit balance in 2017 compared to additional borrowings in 2016, and repayment of amounts due to our majority shareholder.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  August 11, 2017

-18-