Form 10-Q
period 2017-09-30
US NUCLEAR CORP.
filed 2017-11-14
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54617

U S NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

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

Yes  ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of November 10, 2017 was 13,947,403.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2017

CURRENT ASSETS
Cash	$254,507	$236,404
Accounts receivable, net	274,057	229,222
Inventories	1,441,451	1,201,564
TOTAL CURRENT ASSETS	1,970,015	1,667,190

PROPERTY AND EQUIPMENT, net	8,738	17,290
INTANGIBLE ASSET, net	86,147	183,064
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,635,076	$2,437,720

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$195,867	$51,919
Accounts payable, related party	28,000	—
Accrued liabilities	79,720	66,446
Accrued compensation - officer	225,000	150,000
Customer deposit	52,832	97,862
Acquisition contingency	91,483	103,143
Note payable	16,060	14,724
Line of credit	301,171	347,735
TOTAL CURRENT LIABILITIES	990,133	831,829

Note payable, net of current portion	45,763	58,140
Note payable to shareholder	352,106	278,180
TOTAL LIABILITIES	1,388,002	1,168,149

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
13,947,403 and 13,947,403 shares issued and outstanding	1,395	1,395
Additional paid in capital	3,312,963	3,312,963
Accumulated deficit	(2,067,284)	(2,044,787)
TOTAL SHAREHOLDERS' EQUITY	1,247,074	1,269,571
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,635,076	$2,437,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Sales	$844,779	$751,036	$2,061,687	$1,649,061
Cost of sales	462,590	387,015	1,130,652	836,963
Gross profit	382,189	364,021	931,035	812,098
Operating expenses
Selling, general and administrative expenses	362,187	256,179	935,745	722,215
Total operating expenses	362,187	256,179	935,745	722,215
Income (loss) from operations	20,002	107,842	(4,710)	89,883
Other expense
Interest expense	(6,494)	(5,599)	(17,787)	(15,415)
Total other expense	(6,494)	(5,599)	(17,787)	(15,415)
Income (loss) before provision for income taxes	13,508	102,243	(22,497)	74,468
Provision for income taxes	—	—	—	—
Net income (loss)	$13,508	$102,243	$(22,497)	$74,468
Weighted average shares outstanding - basic and diluted	13,947,403	13,649,686	13,947,403	13,549,245
Earnings (loss) per shares - basic and diluted	$0.00	$0.01	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended September 30,
	2017	2016

Net income (loss)	(22,497)	74,468
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	107,458	51,050
Changes in operating assets and liabilities:
Accounts receivable	(44,835)	(228,277)
Inventories	(239,887)	(172,030)
Prepaid expenses and other current assets	—	(8,000)
Accounts payable	132,288	17,627
Accounts payable, related party	28,000	—
Accrued liabilities	13,274	9,459
Accrued compensation - officer	75,000	—
Customer deposits	(45,030)	18,795
Net cash provided by (used in) operating activities	3,771	(236,908)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,989)	—
Cash paid for acquisition	—	(60,000)
Net cash used in investing activities	(1,989)	(60,000)
FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(46,564)	43,322
Proceeds from sale of common stock	—	99,000
Repayments for note payable	(11,041)	(3,546)
Proceeds from note payable to shareholder	116,585	57,600
Repayments for note payable to shareholder	(42,659)	(13,299)
Net cash provided by financing activities	16,321	183,077
NET INCREASE (DECREASE) IN CASH	18,103	(113,831)
CASH
Beginning of the period	236,404	419,126
End of the period	254,507	305,295
Supplemental disclosures of cash flow information
Taxes paid	—	—
Interest paid	17,787	15,415
Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	12,991	—
Common stock issued for acquistion	—	35,601
Note payable issued for acquisition	—	80,000
Acquisition contingency	—	107,707

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2017. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

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

Note 3 – Inventories

Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$781,989	$584,687
Work in Progress	197,839	202,009
Finished goods	461,623	414,868
Total inventories	$1,441,451	$1,201,564

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Furniture and fixtures	$148,033	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,186
Computers and software	27,259	27,259
	459,209	457,220
Less accumulated depreciation	(450,471)	(439,930)
Property and equipment, net	$8,738	$17,290

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $10,541 and $7,976, respectively. At September 30, 2017, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(172,296)	(75,379)
Intangible assets, net	$86,147	$183,064

Amortization expense for the nine months ended September 30, 2017 and 2016 was $96,917 and $43,074, respectively.

The following summarizes estimated future amortization expense related to intangible assets for the twelve months ended September 30:

2018	$86,147

Note 6 – Note Payable Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2018. During the nine months ended September 30, 2017, the majority shareholder loaned the Company $116,585 and the Company repaid its majority shareholder $42,659 under this note payable agreement. The amounts due to Mr. Goldstein are $352,106 and $278,180 as of September 30, 2017 and December 31, 2016, respectively.

Note 7– Lines of Credit

As of September 30, 2017, the Company had four lines of credit with a maximum borrowing amount $400,000 with interest ranging from 3.25% to 9.49%. As of September 30, 2017 and December 31, 2016, the amounts outstanding under these lines of credit were $301,171 and $347,735, respectively.

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales
Optron	$253,290	$224,464	$447,449	$486,034
Overhoff	591,489	526,572	1,614,238	1,163,027
Corporate	-	-	-	-
	$844,779	$751,036	$2,061,687	$1,649,061

Gross profit
Optron	$101,256	$90,185	$182,084	$200,872
Overhoff	280,933	273,836	748,951	611,226
Corporate	-	-	-	-
	$382,189	$364,021	$931,035	$812,098

Income (loss) from operations
Optron	$(40,170)	$40,886	$(111,657)	$57,036
Overhoff	91,414	86,980	208,909	99,221
Corporate	(31,242)	(20,024)	(101,962)	(66,374)
	$20,002	$107,842	$(4,710)	$89,883

Interest Expenses
Optron	$5,648	$4,544	$14,634	$13,454
Overhoff	846	1,055	3,153	1,961
Corporate	-	-	-	-
	$6,494	$5,599	$17,787	$15,415

Net income (loss)
Optron	$(45,818)	$36,342	$(126,291)	$43,582
Overhoff	90,568	85,925	205,756	97,260
Corporate	(31,242)	(20,024)	(101,962)	(66,374)
	$13,508	$102,243	$(22,497)	$74,468

	As of	As of
	September 30,	December 31,
	2017	2016

Total Assets
Optron	$981,062	$987,873
Overhoff	1,649,362	1,424,701
Corporate	4,652	25,146
	$2,635,076	$2,437,720

Intangible Assets
Optron	$-	$-
Overhoff	86,147	183,064
Corporate	-	-
	$86,147	$183,064

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 9 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Geographical sales
North America	$620,054	$546,078	$1,319,975	$1,149,335
Asia	185,729	115,778	608,083	359,619
South America	651	-	18,035	11,022
Other	38,345	89,180	115,594	129,085
	$844,779	$751,036	$2,061,687	$1,649,061

Note 10 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio. Rent expense for the nine months ended September 30, 2017 and 2016 were $126,000 and $108,000, respectively. As of September 30, 2017 and December 31, 2016, payable to Gold Team Inc. in connection with the above leases amount to $28,000 and $0, respectively.

Also see Note 6.

Note 11 – Concentrations

One customers accounted for 36% of the Company’s sales for the nine months ended September 30, 2017 and one customer accounted for 44% of the Company’s sales for nine months ended September 30, 2016.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2017 and 2016.

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	September 30, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$91,483	$91,483

	December 31, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	103,143	103,143

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2016	$103,143
Change in fair value	1,331
Reclassification to accounts payable	(12,991)
Contingent liability at September 30, 2017	$91,483

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

Results of Operations

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months September 30,		Change
	2017	2016	$	%

Sales	$844,779	$751,036	$93,743	12.5%
Cost of goods sold	462,590	387,015	75,575	19.5%
Gross profit	382,189	364,021	18,168	5.0%
Selling, general and administrative expenses	362,187	256,179	106,008	41.4%
Income (loss) from operations	20,002	107,842	(87,840)	-81.5%
Other income (expense)	(6,494)	(5,599)	(895)	16.0%
Income (loss) before provision for income taxes	13,508	102,243	(88,735)	-86.8%
Provision for income taxes	-	-	-
Net income (loss)	$13,508	$102,243	$(88,735)	-86.8%

Sales for the three months ended September 30, 2017 were $844,779 compared to $751,036 for the same period in 2016. The increase of $93,743 or 12.5% is a result of an increase in sales from our Optron and Overhoff subsidiaries of $28,826 and $64,917, respectively. The increase in sales from both our Optron and Overhoff subsidiaries was due to the completion and delivery of new purchase orders obtained during the past year. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended September 30, 2017 is as follows:

North America 47%

Asia (Including Japan) 38%

Our gross margins for the three months ended September 30, 2017 were 45.2% as compared to 48.5% for the same period in 2016. The decrease in gross margin percentage is due to higher labor, material and overhead costs.

Selling, general and administrative expense for the three months ended September 30, 2017 were $362,187 compared to $256,179 for the same period in 2016. The increase of $106,008 or 41.4% is due to higher rent costs, professional fees and the amortization of intangible assets.

Other expense for the three months ended September 30, 2017 was $6,494, an increase of $895 from $5,599 for the same period in 2016. The increase is not significant.

Net income for the three months ended September 30, 2017 was $13,508 compared to $102,243 for the same period in 2016. The decrease in net income was principally attributed to higher selling, general and administrative expenses, and a decrease in gross profits due to lower sales and higher cost of goods sold as a percentage of sales.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,		Change
	2017	2016	$	%

Sales	$2,061,687	$1,649,061	$412,626	25.0%
Cost of goods sold	1,130,652	836,963	293,689	35.1%
Gross profit	931,035	812,098	118,937	14.6%
Selling, general and administrative expenses	935,745	722,215	213,530	29.6%
Income (loss) from operations	(4,710)	89,883	(94,593)	-105.2%
Other income (expense)	(17,787)	(15,415)	(2,372)	15.4%
Income (loss) before provision for income taxes	(22,497)	74,468	(96,965)	-130.2%
Provision for income taxes	-	-	-
Net Income (loss)	$(22,497)	$74,468	$(96,965)	-130.2%

Sales for the nine months ended September 30, 2017 were $2,061,687 compared to $1,649,061 for the same period in 2016. The increase of $412,626 or 25.0% is a result of an increase in sales from our Overhoff subsidiary of $451,211 offset by a decrease in sales from our Optron subsidiary of $38,585. The increase in sales from our Overhoff subsidiary was due to the delivery of some large orders during the first quarter of 2017. The decrease in sales from our Optron subsidiary was due to the timing of the completion of larger orders. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the nine months ended September 30, 2017 is as follows:

North America 58%

Asia (Including Japan) 35%

Our gross margins for the nine months ended September 30, 2017 were 45.2% as compared to 49.2% for the same period in 2016. The decrease in gross margin percentage is due to higher material costs.

Selling, general and administrative expense for the nine months ended September 30, 2017 were $935,745 compared to $722,215 for the same period in 2016. The increase of $213,530 or 29.6% is due to higher rent costs, professional fees and the amortization of intangible assets.

Other expense for the nine months ended September 30, 2017 was $17,787, an increase of $2,372 from $15,415 for the same period in 2016. The increase is not significant.

Net loss for the nine months ended September 30, 2017 was $22,497 compared to net income of $74,468 for the same period in 2016. The change was principally attributed to higher selling, general and administrative expenses offset by an increase in gross profits due to higher sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the nine months ended September 30, 2017, our majority shareholder loan us an additional $116,585 and we were able to repay $42,659. We anticipate funding the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At September 30, 2017, total assets increased by 8.1% to $2,635,076 from $2,437,720 at December 31, 2016 principally related to an increase in inventory offset by a decrease in intangible assets (due to amortization).

At September 30, 2017, total liabilities increased by 18.8% to $1,388,002 from $1,168,149 at December 31, 2016. The increase was principally due to an increase in accounts payable, accrued compensation and notes to stockholder, offset by a decrease in customer deposits.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $3,771 compared to net cash used in operating activities of $236,908 for the same period in 2016. The change in cash from operations was principally due to the changes in accounts receivable, inventory and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2017 was $1,989 compared to $60,000 for the same period in 2016. The decrease in cash used in investing activities was principally due to cash paid for an acquisition in 2016.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $16,321 compared to $183,077 for the same period in 2016. The change in cash from financing activities was principally due to the paid down of the line of credit balance in 2017 compared to additional borrowings in 2016, and the sale of common stock for $99,000 in 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date:  November 14, 2017

-18-