Form 10-K
period 2017-12-31
US NUCLEAR CORP.
filed 2018-04-17
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54617

US NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification Number)

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

Yes ☐ No ☒

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

The number of shares of the Registrant’s common stock outstanding as of April 11, 2018, was 15,703,813.

US NUCLEAR CORP.

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

(b) Item 1 A

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

☐	difficulties in assimilating the operations and employees of acquired companies;
☐	diversion of our management’s attention from ongoing business concerns;
☐	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
☐	additional expense associated with amortization of acquired assets;
☐	additional expense associated with understanding and development of acquired business;
☐	maintenance and implementation of uniform standards, controls, procedures and policies; and;
☐	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

☐	competition from other radiation detection companies or related businesses;

☐	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;

☐	changes in key personnel;

☐	entry into new geographic markets;

☐	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

☐	changes in operating performance and stock market valuations of other radiation detection and related companies;

☐	investors’ perceptions of our prospects and the prospects of the nuclear power industry;

☐	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

☐	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

☐	announcements relating to litigation;

☐	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

☐	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

☐	the development and sustainability of an active trading market for our common stock;

☐	future sales of our common stock by our officers, directors and significant stockholders; and

☐	changes in accounting principles affecting our financial reporting.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

☐	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

☐	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

☐	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

☐	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

☐	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

☐

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

☐	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

☐

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

☐	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

☐	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

☐	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

☐	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

16

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

Holders

As of the date of this 10-K, we had 42 holders of record of our Common Stock.

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

Control by Management

As of December 31, 2017, management currently owns 72.2% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Fiscal Year Ended December 31, 2017
Quarter Ended	High $	Low $
March 31, 2017	$0.47	$0.14
June 30, 2017	$0.40	$0.17
September 30, 2017	$0.34	$0.20
December 31, 2017	$0.43	$0.24
Fiscal Year Ended December 31, 2016
Quarter Ended	High $	Low $
March 31, 2016	$0.495	$0.22
June 30, 2016	$0.40	$0.11
September 30, 2016	$0.35	$0.10
December 31, 2016	$0.24	$0.12

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2017, we had (i) 14,047,403 shares of common stock outstanding, held of record by 40 shareholders, and (ii) no shares of preferred stock outstanding. As of April 11, 2018, there are 14,533,813 shares of common stock outstanding, held of record by 42 shareholders.

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

On October 27, 2017 the Company issued 100,000 shares of common stock to Luxus Micro Cap S.A in connection with the consulting services agreement entered by and between US Nuclear Corp and Luxus Micro Cap S.A. and Mr. Juhani Taskinen.

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

Our current product concentration places a heavy reliance on our Overhoff Technology division; where we derived 39% of our total revenues in 2017 from one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 35% of our total revenue in 2017. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the year ended December 31, 2016 compared to the year ended December 31, 2015

	Year Ended December 31,		Change
	2017	2016	$	%

Sales	$3,070,646	$2,097,157	$973,489	46.4%
Cost of goods sold	1,725,733	1,322,819	402,914	30.5%
Gross profit	1,344,913	774,338	570,575	73.7%
Selling, general and administrative expenses	1,310,472	1,117,905	192,567	17.2%
Write-off of inventory	-	1,241,774	(1,241,774)	-100%
Gain (loss) from operations	35,441	(1,585,341)	1,619,782	-100.2%
Other expense	(24,311)	(20,829)	-3,482	-16.7%
Gain (loss) before provision for income taxes	10,130	(1,606,170)	1,616,300	-100.6%
Provision for income taxes	-	-	-	-
Net income (loss)	$10,130	$(1,606,170)	$1,702,300	-100.6%

Revenue for the year ended December 31, 2017 was $3,070,646 compared to $2,097,157 for the year ended December 31, 2016. The increase of $973,489 or 46.4% is a result of an increase in revenue from our Overhoff subsidiary of $839,319. The increase in Overhoff’s revenue was a result of multiple high value purchase orders from one customer during the year ended December 31, 2017. The revenue breakdown for the year ended December 31, 2017 is as follows:

 North America 65%

Asia (including Japan) 27%

Other 7%

Our gross margin for the year ended December 31, 2017 was 43.8% as compared to 36.9% for the year ended December 31, 2016. The increase in gross margin is due to cost of goods sold being lower as a percentage of sales.

General and administrative expense for the year ended December 31, 2017 increased by $192,567 or 17.2% to $1,310,472 up from $1,117,905 for the year ended December 31, 2016. The increase is attributed to the Company’s effort to develop and market new products, specifically our new Unmanned Aerial Vehicle (UAV) technology.

Other expense for the year ended December 31, 2017 was $24,311, an increase of $3,482 from $20,829 for 2016. Other expense consists of interest expense on our lines of credit. The increase is due to rising interest rates.

Net income for the year ended December 31, 2017 was $10,130 compared to net loss of $1,606,170 for the year ended December 31, 2016. The increase in net income resulted from an overall increase in sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2017, our majority stockholder loaned the Company $163,630, $57,236 of which was repaid. We anticipate the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2017, total assets increased by $227,897 or 9.3% from $2,437,720 at December 31, 2016 due to an increase of cash on hand and inventory.

At December 31, 2017, total liabilities increased by 16.1% to $1,355,916 from $1,168,149 at December 31, 2016 due to an increase in accrued compensation to officers, and accounts payable.

On October 1, 2016, the Company was awarded a $638,675 contract to build semi-portable particulate, iodine, and noble gas continuous air monitors for nuclear power plants in South Korea. The contract was awarded by KHNP, Korea Hydro & Nuclear Power, which operates the nuclear power plants in South Korea. We anticipate completing this contract in the second quarter of 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2017, our internal controls over financial reporting were ineffective. The following aspect of the Company was noted as a material weaknesses due to lack of segregation of duties.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of March 27, 2018.

Name	Age	Position
Robert I. Goldstein	69	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	48	Chief Financial Officer and Secretary

Dr. Gerald Entine	74	Member of the Board of Directors

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

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole to enable our board to satisfy its oversight responsibilities effectively, the board focuses on the diversity of skills, business and professional business experience reflected in the descriptions above. In particular:

☐	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

☐	With respect to Dr. Entine, the board considered his extensive managerial and scientific expertise, as well as his experience in operating RMD Inc., and RMD Instruments LLC, which were acquired by Dynasil Corporation, a publicly-traded company.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2017.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary			Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Other Compensation		Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors (1)	2016 2017	$ $	100,000 100,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	100,000 100,000

Rachel Boulds

Chief Financial Officer, and Secretary	2016 2017	$ $	10,000 10,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	10,000 10,000

(1)	Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 14,047,403 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,150,000	72.3%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Dr. Gerald Entine, Member of the Board of Directors	10,000	*

All Directors and Officers as a Group (3 persons)	10,185,000	72.5%

Richard Chiang (1)	1,190,154	8.5%

Non Director and Non Officer as a Group (1 person)	1,190,154	8.5%

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

During the year ended December 31, 2017, the Company received $163,630  from Mr. Goldstein, our majority shareholder and repaid $57,236 under a note payable agreement. On September 20, 2017, our majority shareholder paid $26,006 directly to company vendors. The amount due to Mr. Goldstein is $410,579 as of December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditor Malone Bailey LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $36,000 and $37,000 for the years ended December 31, 2017 and 2016.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2017 or 2016.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2017 or 2016.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2017 or 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

April 17, 2018

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash	$442,341	$236,404
Accounts receivable, net	278,091	229,222
Inventories	1,315,498	1,201,564
TOTAL CURRENT ASSETS	2,035,930	1,667,190

PROPERTY AND EQUIPMENT, net	5,670	17,290
INTANGIBLE ASSET, net	53,841	183,064
GOODWILL	570,176	570,176
TOTAL ASSETS	$2,665,617	$2,437,720

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$121,499	$51,919
Accrued liabilities	79,815	66,446
Accrued compensation - officer	250,000	150,000
Customer deposit	65,216	97,862
Acquisition contingency	71,103	103,143
Note payable	15,474	14,724
Line of credit	299,654	347,735
TOTAL CURRENT LIABILITIES	902,761	831,829

Note payable, net of current portion	42,576	58,140
Note payable to shareholder	410,579	278,180
TOTAL LIABILITIES	1,355,916	1,168,149

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
14,047,403 and 13,947,403 shares issued and outstanding	1,405	1,395
Additional paid in capital	3,342,953	3,312,963
Accumulated deficit	(2,034,657)	(2,044,787)
TOTAL SHAREHOLDERS' EQUITY	1,309,701	1,269,571
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,665,617	$2,437,720

 The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Sales	$3,070,646	$2,097,157
Cost of sales	1,725,733	1,322,819
Gross profit	1,344,913	774,338

Operating expenses
Selling, general and administrative expenses	1,310,472	1,117,905
Write-off of inventory	-	1,241,774
Total operating expenses	1,310,472	2,359,679

Income (loss) from operations	34,441	(1,585,341)

Other expense
Interest expense	(24,311)	(20,829)
Total other expense	(24,311)	(20,829)

Income (loss) before provision for income taxes	10,130	(1,606,170)

Provision for income taxes	-	-

Net income (loss)	$10,130	$(1,606,170)

Weighted average shares outstanding - basic and diluted	13,965,211	13,649,329

Earnings (loss) per shares - basic and diluted	$0.00	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	13,475,000	$1,348	$3,178,409	$(438,617)	$2,741,140

Issuance of common stock for acquisition	142,403	14	35,587		35,601
Issuance of common stock for cash	330,000	33	98,967		99,000

Net loss	-	-	-	(1,606,170)	(1,606,170)

Balance, December 31, 2016	13,947,403	1,395	3,312,963	(2,044,787)	1,269,571

Issuance of common stock for services	100,000	10	29,990	-	30,000

Net income	-	-	-	10,130	10,130

Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

 The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

OPERATING ACTIVITIES
Net income (loss)	$10,130	$(1,606,170)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	142,832	87,099
Write-off of accounts receivable	52,000	-
Write-off of inventory	-	1,241,774
Adjustment to acquisition contingency	(16,031)	-
Issuance of common stock for services	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	(100,869)	(44,691)
Inventories	(113,934)	(119,655)
Accounts payable	79,577	2,706
Accrued liabilities	13,369	4,980
Accrued compensation - officer	100,000	100,000
Customer deposits	(32,646)	48,822

Net cash provided by (used in) operating activities	164,428	(285,135)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,989)	-
Cash paid for acquisition	-	(60,000)

Net cash used in investing activities	(1,989)	(60,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(48,081)	41,248
Proceeds from sale of common stock	-	99,000
Repayments for note payable	(14,814)	(7,136)
Proceeds from note payable to shareholder	163,630	61,000
Repayments for note payable to shareholder	(57,237)	(31,699)

Net cash provided by financing activities	43,498	162,413

NET INCREASE (DECREASE) IN CASH	205,937	(182,722)

CASH
Beginning of year	236,404	419,126
End of year	$442,341	$236,404

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$24,311	$20,829

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$16,009	$9,319
Common stock issued for acquisition	$-	$35,601
Note payable issued for acquisition	$-	$80,000
Acquisition contingency	$-	$107,707
Expenses paid by shareholder on behalf of company	$26,006	-

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2017 and 2016.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2017 and 2016 were $5,000 and $5,000, respectively. During the years ended December 31, 2017 and 2016 wrote off accounts receivable of $52,000 and $0, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2017 and 2016, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at December 31, 2017 were all acquired with the purchase of ECC (See Note 14) and are being amortized over 24 months. The Company performs a test for impairment at least annually. As of December 31, 2017, the Company performed the required impairment analysis which resulted in no impairment adjustments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2017 and 2016 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Sales returns and allowances was $0 for the year ended December 31, 2017 and 2016. The Company provides a one-year warranty on all sales. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, Equity Based Payments to Non-Employees, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the year ended December 31, 2017 and 2016.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 10.

Related Parties

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company has evaluated the impact of ASU 2014-09 on the Company's financial statements and disclosures does not believe the impact will be material. The Company will adopt this ASU beginning on January 1, 2018 and will use the prospective method of adoption.

Note 3 – Inventories

Inventory at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Raw materials	$736,848	$584,687
Work in Progress	359,717	202,009
Finished goods	218,933	414,868
Total inventories	$1,315,498	$1,201,564

At December 31, 2017 and 2016, the Company reviewed its inventory for slow moving and obsolete items and determined at a write-off of $0 and $1,241,774, respectively, was necessary. At December 31, 2017 and 2016 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2017 and 2016:

	2017	2016
Furniture and fixtures	$148,033	$146,684
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,186
Computers and software	27,259	27,259
	459,209	457,220
Less accumulated depreciation	(453,539)	(439,930)
Property and equipment, net	$5,670	$17,290

Depreciation expense for the years ended December 31, 2017 and 2016 was $13,609 and $11,720, respectively. At December 31, 2017 and 2016, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at December 31, 2017 and 2016:

	2017	2016
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(204,602)	(75,379)
Intangible assets, net	$53,841	$183,064

All of the above intangible assets are being amortized over 24 months.

Amortization expense for the years ended December 31, 2017 and 2016 was $129,223 and $75,379, respectively.

The estimated future amortization expense related to intangible assets: 2018 - $53,841

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2017 and 2016, the amount outstanding under this note payable was $58,050 and $72,864. Total payments on the note during 2017 were $7,136, and total payments during 2016 were $14,814.

Future maturities of notes payable as of December 31, 2017 are as follows:

Years ending December 31,
2018	$15,474
2019	16,262
2020	17,087
2021	9,227
$58,050

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2019. During the year ended December 31, 2016, the Company received $61,000 from its majority shareholder and repaid another $31,699 under this note payable agreement. During the year ended December 31, 2017, the Company received $163,630 from its majority shareholder and repaid another $57,237 under this note payable agreement. In addition, during 2017 the majority shareholder also paid $26,006 directly to Company vendors. The amounts due to Mr. Goldstein are $410,579 and $278,180 as of December 31, 2017 and 2016, respectively.

Note 8 – Line of Credit

As of December 31, 2017, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 4.5% to 10.25%. As of December 31, 2017 and 2016, the amounts outstanding under these lines of credit were $299,654 and $347,735, respectively.

Note 9 – Shareholders’ Equity

During the year ended December 31, 2017, the Company issued 100,000 shares of common stock for services rendered valued at $30,000. The fair value was determined based on the Company’s stock price on the date of issuance.

On May 31, 2016, the Company issued 142,403 shares of common stock valued at $35,601 in connection with the purchase of assets of Electronic Control Concepts. The value was determined based on the Company’s stock price on May 31, 2016. In addition, on September 21, 2016, the Company issued 330,000 shares of common stock to an investor for cash proceeds of $99,000.

Note 10 – Segment Reporting

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

The following tables summarize the Company’s segment information for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016

Sales
Optron	$822,741	$610,909
Overhoff	2,247,905	1,486,248
Corporate	-	-
	$3,070,646	$2,097,157

Gross profit
Optron	$309,819	$182,427
Overhoff	1,035,094	591,911
Corporate	-	-
	$1,344,913	$774,338

Income (loss) from operations
Optron	$(90,979)	$(622,456)
Overhoff	293,916	(780,266)
Corporate	(168,496)	(182,619)
	$34,441	$(1,585,341)

Interest Expenses
Optron	$20,339	$17,824
Overhoff	3,972	3,005
Corporate	-	-
	$24,311	$20,829

Net income (loss)
Optron	$(111,318)	$(640,280)
Overhoff	289,944	(783,271)
Corporate	(168,496)	(182,619)
	$10,130	$(1,606,170)

	As of December 31,
	2017	2016
Total Assets
Optron	$1,050,209	$762,898
Overhoff	1,610,442	1,649,676
Corporate	4,966	25,146
	$2,665,617	$2,437,720

Intangible Assets
Optron	$-	$-
Overhoff	53,841	183,064
Corporate	-	-
	$53,841	$183,064

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 11 - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Geographical sales
North America	$2,006,162	$1,385,716
Asia	824,407	373,569
South America	21,780	11,022
Other	218,297	326,850
	$3,070,646	$2,097,157

Note 12 – Income Taxes

At December 31, 2017 and 2016, the significant components of the deferred tax assets are summarized below:

	2017	2016

Approximate net operating loss carry forwards	$1,569,000	$1,893,000

Deferred tax assets:
Federal net operating loss	$533,501	$600,107
State net operating loss	81,852	72,896
Tax credit	49,740	49,740
Goodwill	(185,129)	(168,844)
Tax Rate Reduction	(133,201)	0
Total deferred tax assets	346,763	553,899
Less valuation allowance	(346,763)	(553,899)

	$-	$-

The valuation allowance increased (decreased) by ($207,136) and $442,003 in 2017 and 2016 as a result of the Company using net operating losses and reduction of federal income tax rate from 34% to 21% enacted in 2017 effective 2018,and generating additional net operating losses in 2016. The deferred tax assets as of December 31, 2017 reflects the new corporate tax rate of 21%. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $1,569,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2017 and 2016:

	2017	2016
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Federal income tax rate	34.0%	-34.0%
State tax, net of federal benefit	6.0%	-6.0%
Net operating losses	-412.8%	39.1%
Permanent differences	522.9%	1.7%
Amortization of goodwill	-150.1%	-0.8%

Effective income tax rate	0.0%	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2017 and 2016.

 Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the years ended December 31, 2017 and 2016 were $168,000 and $150,000, respectively. As of December 31, 2017 and 2016, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Future payments due under this operating lease agreement as of December 31, 2017 are as follows:

Years ending December 31,
2018	$168,000
2019	168,000
2020	70,000
$406,000

In addition, as of December 31, 2017 and 2016, the Company had accrued compensation payable to its majority shareholder of $250,000 and $150,000, respectively.

Also see Note 7.

Note 14 - Concentrations

Two customers accounted for 39% and 10% of the Company sales for the year ended December 31, 2017 and at December 31, 2017 four customers accounted for 81.6% of the accounts receivable balance. Two customers accounted for 36% and 10% of the Company sales for the year ended December 31, 2016.

One vendor accounted for 11% of the Company’s purchases for the year ended December 31, 2017. No vendors accounted for more than 10% of the Company’s purchases for the year ended December 31, 2016.

Note 15 – Business Combination

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

The unaudited pro forma information below present statement of operations data for the year ended December 31, 2016 as if the acquisition of ECC took place on January 1, 2016.

(unaudited)
Sales	$2,222,257
Gross profit	837,387
Operating income	(1,632,103)
Net income (loss)	(2,571,189)
Earnings (loss) per share	(0.19)

Note 16 – Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	December 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$71,103	$71,103

	December 31, 2016
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$103,143	$103,143

A summary of the activity of the contingent liability is as follows:

Contingent liability at purchase date	$107,707
Change in fair value	4,755
Reclassification to accounts payable	(9,319)
Contingent liability at December 31, 2016	$103,143
Change in fair value	(16,031)
Reclassification to accounts payable	(16,009)
Contingent liability at December 31, 2017	$71,103

Note 17 – Commitments

Future payment under all of the Company obligations as of December 31, 2017 are as follows:

	Years Ended December 31,
	2018	2019	2020	2021	Total
Note payable	$15,474	$16,262	$17,087	$9,227	$58,050
Note payable - shareholder	-	410,579	-	-	410,579
Operating lease obligations	168,000	168,000	70,000	-	406,000
Line of credit	299,654	-	-	-	299,654
	$483,128	$594,841	$87,087	$9,227	$1,174,283

Note 18 – Subsequent Events

Subsequent to December 31, 2017, the Company sold 1,270,000 shares of its common stock to investors for cash proceeds of $781,250. In addition, the Company also issued 371,260 shares of its common stock for services and 15,150 shares for employee compensation.

15 (a) (2). Financial Statement Schedules.

None.

15 (a) (3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2018

US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary