Form 10-Q
period 2018-03-31
US NUCLEAR CORP.
filed 2018-05-17
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

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

Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of May 17, 2018 was 15,851, 813.

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$1,238,911	$442,341
Accounts receivable, net	521,660	278,091
Inventories	1,154,730	1,315,498
TOTAL CURRENT ASSETS	2,915,301	2,035,930

PROPERTY AND EQUIPMENT, net	2,828	5,670
INTANGIBLE ASSET, net	21,536	53,841
ACQUISITION DEPOSIT	22,500	—
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,532,341	$2,665,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$99,792	$121,499
Accrued liabilities	61,965	79,815
Accrued compensation - officer	275,000	250,000
Customer deposit	77,516	65,216
Acquisition contingency	69,232	71,103
Note payable	15,669	15,474
Line of credit	286,359	299,654
TOTAL CURRENT LIABILITIES	885,533	902,761

Note payable, net of current portion	38,563	42,576
Note payable to shareholder	426,479	410,579
TOTAL LIABILITIES	1,350,575	1,355,916

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,703,813 and 14,047,403 shares issued and outstanding	1,570	1,405
Additional paid in capital	4,756,994	3,342,953
Accumulated deficit	(2,576,798)	(2,034,657)
TOTAL SHAREHOLDERS' EQUITY	2,181,766	1,309,701
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532,341	$2,665,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Sales	$999,777	$725,472
Cost of sales	522,493	370,400
Gross profit	477,284	355,072

Operating expenses
Selling, general and administrative expenses	1,012,546	257,741
Total operating expenses	1,012,546	257,741

Income (loss) from operations	(535,262)	97,331

Other expense
Interest expense	(6,879)	(6,098)
Total other expense	(6,879)	(6,098)

Income (loss) before provision for income taxes	(542,141)	91,233

Provision for income taxes	—	—

Net income (loss)	$(542,141)	$91,233

Weighted average shares outstanding - basic and diluted	14,305,441	13,947,403

Earnings (loss) per shares - basic and diluted	$(0.04)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$(542,141)	$91,233
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	35,147	35,989
Adjustment to acquisition contingency	2,300	—
Issuance of common stock for services	632,956	—
Expenses paid directly by majority shareholder	15,900	—
Changes in operating assets and liabilities:
Accounts receivable	(243,569)	10,301
Inventories	160,768	1,277
Accounts payable	(25,878)	73,008
Accrued liabilities	(17,850)	(9,923)
Accrued compensation - officer	25,000	25,000
Customer deposits	12,300	(39,919)

Net cash provided by (used in) operating activities	54,933	186,966

INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,349)
Cash paid for acquisition deposit	(22,500)	—

Net cash used in investing activities	(22,500)	(1,349)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(13,295)	(32,368)
Proceeds from sale of common stock	781,250	—
Repayments for note payable	(3,818)	(3,634)
Repayments for note payable to shareholder	—	(42,609)

Net cash provided by (used in) financing activities	764,137	(78,611)

NET INCREASE (DECREASE) IN CASH	796,570	107,006

CASH
Beginning of period	442,341	236,404
End of period'	$1,238,911	$343,410

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$6,879	$6,098

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$4,171	$6,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Table of Contents]

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three months Ended March 31, 2018 and 2017

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2018. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. The Company does not consider such reclassifications to be material and they had no effect on net income (loss).

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASC did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified prospective method of adoption. The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

Note 3 – Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$855,045	$736,848
Work in Progress	89,906	359,717
Finished goods	209,779	218,933
Total inventories	$1,154,730	$1,315,498

[Table of Contents]

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	27,259	27,259
	459,209	459,209
Less accumulated depreciation	(456,381)	(453,539)
Property and equipment, net	$2,828	$5,670

Depreciation expense for the three months ended March 31, 2018 and 2017 was $2,842 and $3,683, respectively. At March 31, 2018, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(236,907)	(204,602)
Intangible assets, net	$21,536	$53,841

Amortization expense for the three months ended March 31, 2018 and 2017 was $32,305 and $32,306, respectively.

The estimated future amortization expense related to intangible assets for the twelve months ended March 31, 2019 is $21,536.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2018 and December 31, 2017, the amount outstanding under this note payable was $54,232 and $58,050, respectively.

Future maturities of notes payable as of March 31, 2018 are as follows:

Twelve Months Ending March 31,
2019	$15,669
2020	16,467
2021	17,303
2022	4,793
$54,232

[Table of Contents]

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2019. During the three months ended March 31, 2018, the Company’s majority shareholder paid expenses on behalf of the Company of $15,900. During the three months ended March 31, 2017, the Company repaid $42,609 to its majority shareholder. The amounts due to Mr. Goldstein are $426,479 and $410,579 as of March 31, 2018 and December 31, 2017, respectively.

Note 8 – Line of Credit

As of March 31, 2018, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 4.5% to 10.25%. As of March 31, 2018 and December 31, 2017, the amounts outstanding under these lines of credit were $286,359 and $299,654, respectively.

Note 9 – Shareholders’ Equity

During the three months ended March 31, 2018, the Company issued 371,260 and 15,150 shares of common stock to consultants and employees, respectively, for services rendered and compensation valued at $616,594 and $16,362, respectively. The fair value was determined based on the Company’s stock price on the date of issuance. In addition, during the three months ended March 31, 2018, the Company sold 1,270,000 share of its common stock to investors for cash proceeds of $781,250.

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

[Table of Contents]

The following tables summarize the Company’s segment information for the three and three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Sales
Optron	$159,061	$79,325
Overhoff	840,716	646,147
Corporate	—	—
	$999,777	$725,472

Gross profit
Optron	$71,089	$51,521
Overhoff	406,195	303,551
Corporate	—	—
	$477,284	$355,072

Income (loss) from operations
Optron	$-51,747	$-23,620
Overhoff	205,139	153,715
Corporate	-688,654	-32,764
	$-535,262	$97,331

Interest Expenses
Optron	$6,122	$4,681
Overhoff	757	1,417
Corporate	—	—
	$6,879	$6,098

Net income (loss)
Optron	$-57,869	$-28,301
Overhoff	204,382	152,298
Corporate	-688,654	-32,764
	$-542,141	$91,233

	As of	As of
	March 31,	December 31,
	2018	2017
Total Assets
Optron	$1,096,881	$1,050,209
Overhoff	1,649,654	1,610,442
Corporate	785,806	4,966
	$3,532,341	$2,665,617

Intangible Assets
Optron	$—	$—
Overhoff	21,536	53,841
Corporate	—	—
	$21,536	$53,841

Goodwill
Optron	$—	$—
Overhoff	570,176	570,176
Corporate	—	—
	$570,176	$570,176

[Table of Contents]

Note 11 - Geographical Sales

The geographical distribution of the Company’s sales for the three and three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Geographical sales
North America	$809,241	$471,203
Asia	153,408	233,875
South America	4,115	10,815
Other	33,013	9,579
	$999,777	$725,472

Note 12 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2018 and 2017 were $42,000 and $42,000, respectively. As of March 31, 2018 and December 31, 2017, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Future payments due under this operating lease agreement as of March 31, 2018 are as follows:

Twelve months ending March 31,
2019	$168,000
2020	168,000
2021	28,000
$364,000

In addition, as of March 31, 2018 and December 31, 2017, the Company had accrued compensation payable to its majority shareholder of $275,000 and $250,000, respectively.

Also see Note 7.

Note 13 – Concentrations

One customer accounted for 54% of the Company’s sales for the three months ended March 31, 2018 and one customers accounted for 43% of the Company’s sales for the three months ended March 31, 2017.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2018 and 2017.

Note – 14 Fair Value Measurements

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

[Table of Contents]

Level 1 inputs - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs - other inputs that are directly or indirectly observable in the marketplace.

Level 3 inputs - unobservable inputs which are supported by little or no market activity.

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	March 31, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITIES
Contingent Liability	—	—	$69,232	$69,232

	December 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITIES
Contingent Liability	—	—	71,103	71,103

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2017	$71,103
Change in fair value	2,300
Reclassification to accounts payable	(4,171)
Contingent liability at March 31, 2018	$69,232

Note 15 – Subsequent Events

Subsequent to March 31, 2018, the Company sold 100,000 shares of its common stock to an investor for cash proceeds of $62,500. In addition, the Company also issued 48,000 shares of its common stock for services.

[Table of Contents]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2017 filed with the Securities Exchange Commission on Form 10-K on April 17, 2018 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

[Table of Contents]

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

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended March 31,		Change
	2018	2017	$	%

Sales	$999,777	$725,472	$274,305	37.8%
Cost of goods sold	522,493	370,400	152,093	41.1%
Gross profit	477,284	355,072	122,212	34.4%
Selling, general and administrative expenses	1,012,546	257,741	754,805	292.9%
Income (loss) from operations	(535,262)	97,331	(632,593)	-649.9%
Other expense	(6,879)	(6,098)	(781)	12.8%
Income (loss) before provision for income taxes	(542,141)	91,233	(633,374)	-694.2%
Provision for income taxes	—	—	—
Net income (loss)	$(542,141)	$91,233	$(633,374)	-694.2%

Sales for the three months ended March 31, 2018 were $999,777 compared to $725,472 for the same period in 2017. The increase of $274,305 or 37.8% is a result of an increase in sales from our Overhoff subsidiary of $194,569 and our Optron subsidiary of $79,736. The increase in sales from both our Overhoff and Optron subsidiaries was due to the delivery of large orders during the first quarter of 2018. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended March 31, 2018 is as follows:

North America 81%

Asia (Including Japan) 15%

Our gross margins for the three months ended March 31, 2018 were 47.7% as compared to 48.9% for the same period in 2017. The decrease in gross margin percentage is due to slightly higher material costs.

Selling, general and administrative expense for the three months ended March 31, 2018 were $1,012,546 compared to $257,741 for the same period in 2017. The increase of $754,805 or 292.9% is due to shares of our common stock issued for services valued at 632,956 and higher professional and consulting fees paid for the three months ended March 31, 2018 compared to the same period in 2017.

Other expense for the three months ended March 31, 2018 was $6,879, an increase of $781 from $6,098 for the same period in 2017. The increase was not significant.

Net loss for the three months ended March 31, 2018 was $542,141 compared to net income of $91,233 for the same period in 2017. The change was principally attributed to higher selling, general and administrative expenses offset by an increase in gross profits due to higher sales.

[Table of Contents]

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the three months ended March 31, 2018, our majority shareholder loan us an additional $15,900. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At March 31, 2018, total assets increased by 32.5% to $3,532,341 from $2,665,617 at December 31, 2017 principally related to an increase in cash and accounts receivable.

At March 31, 2018, total liabilities decreased by 0.4% to $1,350,575 from $1,355,916 at December 31, 2017. The decrease was not significant.

Net cash provided by operating activities for the three months ended March 31, 2018 was $54,933 compared to $186,966 for the same period in 2017. The change in cash from operations was principally due to the changes in accounts receivable, accounts payable and customer deposits.

Net cash used in investing activities for the three months ended March 31, 2018 was $22,500 compared to $1,349 for the same period in 2017. The increase in cash used in investing activities was principally due to a cash deposit paid for potential acquisition.

Net cash provided by financing activities for the three months ended March 31, 2018 was $764,137 compared to cash used in financing activities of $78,611 for the same period in 2017. The change in cash from financing activities was principally due to the sale of 1,270,000 shares of our common stock for proceeds of $781,250.

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

[Table of Contents]

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2018.

[Table of Contents]

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2018 for Risk Factors.

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

Date:  May 17, 2018

[Table of Contents]