Form 10-Q
period 2018-06-30
US NUCLEAR CORP.
filed 2018-08-21
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of August 16, 2018 was 16,589,813.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$862,392	$442,341
Accounts receivable, net	335,320	278,091
Other receivable	72,500
Inventories	1,373,935	1,315,498
TOTAL CURRENT ASSETS	2,644,147	2,035,930

PROPERTY AND EQUIPMENT, net	837	5,670
INTANGIBLE ASSET, net	—	53,841
ACQUISITION DEPOSIT	500,000	—
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,715,160	$2,665,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,298	$121,499
Accrued liabilities	63,051	79,815
Accrued compensation - officer	300,000	250,000
Customer deposit	19,166	65,216
Acquisition contingency	65,958	71,103
Note payable	15,862	15,474
Line of credit	274,564	299,654
TOTAL CURRENT LIABILITIES	889,899	902,761

Note payable, net of current portion	34,824	42,576
Note payable to shareholder	410,105	410,579
TOTAL LIABILITIES	1,334,828	1,355,916

SHAREHOLDERS' EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,289,813 and 14,047,403 shares issued and outstanding	1,629	1,405
Additional paid in capital	5,372,755	3,342,953
Accumulated deficit	(2,994,052)	(2,034,657)
TOTAL SHAREHOLDERS' EQUITY	2,380,332	1,309,701
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,715,160	$2,665,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	561,528	$491,436	$1,561,305	$1,216,908
Cost of sales	273,729	297,662	796,222	668,062
Gross profit	287,799	193,774	765,083	548,846

Operating expenses
Selling, general and administrative expenses	369,828	315,817	749,418	573,558
Stock-based compensation	328,320	—	961,276	—
Total operating expenses	698,148	315,817	1,710,694	573,558

Loss from operations	(410,349)	(122,043)	(945,611)	(24,712)

Other expense
Interest expense	(6,905)	(5,195)	(13,784)	(11,293)
Total other expense	(6,905)	(5,195)	(13,784)	(11,293)

Loss before provision for income taxes	(417,254)	(127,238)	(959,395)	(36,005)

Provision for income taxes	—	—	—	—

Net loss	(417,254)	$(127,238)	$(959,395)	$(36,005)

Weighted average shares outstanding - basic and diluted	16,015,813	13,947,403	15,165,352	13,947,403

Loss per shares - basic and diluted	(0.03)	$(0.01)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(959,395)	$(36,005)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	58,674	71,707
Adjustment to acquisition contingency	6,307	—
Issuance of common stock for services	961,276	—
Expenses paid directly by majority shareholder	15,900	—
Changes in operating assets and liabilities:
Accounts receivable	(57,229)	30,091
Other receivable	(72,500)	—
Inventories	(58,437)	(118,939)
Accounts payable	18,347	3,641
Accrued liabilities	(16,764)	9,845
Accrued compensation - officer	50,000	50,000
Customer deposits	(46,050)	(44,204)

Net cash used in operating activities	(99,871)	(33,864)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,349)
Cash paid for investment	(500,000)	—

Net cash used in investing activities	(500,000)	(1,349)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(25,090)	(44,917)
Payment on note payable - shareholder		—
Proceeds from sale of common stock	1,068,750	—
Repayments for note payable	(7,364)	(7,315)
Proceeds from note payable to shareholder		75,000
Repayments for note payable to shareholder	(16,374)	(42,609)

Net cash provided by (used in) financing activities	1,019,922	(19,841)

NET INCREASE (DECREASE) IN CASH	420,051	(55,054)

CASH
Beginning of period	442,341	236,404
End of period'	$862,392	$181,350

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$13,784	$11,293

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$11,452	$10,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

Note 3 – Inventories

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$944,161	$736,848
Work in Progress	128,932	359,717
Finished goods	300,842	218,933
Total inventories	$1,373,935	$1,315,498

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	27,259	27,259
	459,209	459,209
Less accumulated depreciation	(458,372)	(453,539)
Property and equipment, net	$837	$5,670

Depreciation expense for the six months ended June 30, 2018 and 2017 was $4,833 and $7,096, respectively. At June 30, 2018, the Company has $415,934 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(258,443)	(204,602)
Intangible assets, net	$—	$53,841

Amortization expense for the six months ended June 30, 2018 and 2017 was $53,841 and $64,611, respectively.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2018 and December 31, 2017, the amount outstanding under this note payable was $50,686 and $58,050, respectively.

Future maturities of notes payable as of June 30, 2018 are as follows:

Twelve Months Ending June 30,
2019	$15,862
2020	16,667
2021	18,157
$50,686

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2019. During the six months ended June 30, 2018, the Company’s majority shareholder paid expenses on behalf of the Company of $15,900 and the majority shareholder was repaid $16,374. During the six months ended June 30, 2017, majority shareholder loaned an additional $75,000 to the Company and was repaid $42,609. The amounts due to Mr. Goldstein are $410,105 and $410,579 as of June 30, 2018 and December 31, 2017, respectively.

Note 8 – Line of Credit

As of June 30, 2018, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 4.5% to 10.25%. As of June 30, 2018 and December 31, 2017, the amounts outstanding under these lines of credit were $274,564 and $299,654, respectively.

Note 9 – Shareholders’ Equity

During the six months ended June 30, 2018, the Company issued 497,260 and 15,150 shares of common stock to consultants and employees, respectively, for services rendered and compensation valued at $944,914 and $16,362, respectively. The fair value was determined based on the Company’s stock price on the date of issuance. In addition, during the six months ended June 30, 2018, the Company sold 1,730,000 share of its common stock to investors for cash proceeds of $1,068,750.

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

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales
Optron	$313,524	$114,834	$472,585	$194,159
Overhoff	248,004	376,602	1,088,720	1,022,749
Corporate	-	-	-	-
	$561,528	$491,436	$1,561,305	$1,216,908

Gross profit
Optron	$151,885	$29,307	$222,974	$80,828
Overhoff	135,914	164,467	542,109	468,018
Corporate	-	-	-	-
	$287,799	$193,774	$765,083	$548,846

Income (loss) from operations
Optron	$30,421	$(47,867)	$(21,326)	$(71,487)
Overhoff	(20,043)	(36,220)	185,096	117,495
Corporate	(420,727)	(37,956)	(1,109,381)	(70,720)
	$(410,349)	$(122,043)	$(945,611)	$(24,712)

Interest Expenses
Optron	$6,198	$4,305	$12,320	$8,986
Overhoff	707	890	1,464	2,307
Corporate	-	-	-	-
	$6,905	$5,195	$13,784	$11,293

Net income (loss)
Optron	$24,223	$(52,172)	$(33,646)	$(80,473)
Overhoff	(20,750)	(37,110)	183,632	115,188
Corporate	(420,727)	(37,956)	(1,109,381)	(70,720)
	$(417,254)	$(127,238)	$(959,395)	$(36,005)

	As of	As of
	June 30,	December 31,
	2018	2017
Total Assets
Optron	$1,225,987	$1,050,209
Overhoff	1,578,274	1,610,442
Corporate	910,899	4,966
	$3,715,160	$2,665,617

Intangible Assets
Optron	$-	$-
Overhoff	-	53,841
Corporate	-	-
	$-	$53,841

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 11 - Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Geographical sales
North America	$158,524	$228,718	$967,765	$699,921
Asia	294,910	188,479	448,318	422,354
South America	75,193	6,569	79,308	17,384
Other	32,901	67,670	65,914	77,249
	$561,528	$491,436	$1,561,305	$1,216,908

Note 12 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2018 and 2017 were $84,000 and $84,000, respectively. As of June 30, 2018 and December 31, 2017, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Future payments due under this operating lease agreement as of June 30, 2018 are as follows:

Twelve months ending June 30,
2019	$168,000
2020	154,000
$322,000

In addition, as of June 30, 2018 and December 31, 2017, the Company had accrued compensation payable to its majority shareholder of $300,000 and $250,000, respectively.

Also see Note 7.

Note 13 – Concentrations

One customer accounted for 34% of the Company’s sales for the six months ended June 30, 2018 and one customers  accounted or 36% of the Company’s sales for the six months ended June 30, 2017.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2018 and 2017.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 14 – Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	June 30, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$65,958	$65,958

	December 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	71,103	71,103

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2017	$71,103
Change in fair value	6,307
Reclassification to accounts payable	(11,452)
Contingent liability at June 30, 2018	$65,958

Note 15 – Other Receivable

Other receivable at June 30, 2018 of $72,500 represents payments to MIFTEC Laboratories, Inc. in excess of the $500,000 purchase price (See Note 16). The entire amount was repaid in July 2018.

Note 16 – Subsequent Events

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a start-up entity that was incorporated in 2018 and is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a non-exclusive sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock. The Company paid the $500,000 prior to June 30, 2018 which is presented as an acquisition deposit in the accompanying consolidated balance sheet. The Company is currently evaluating the accounting treatment for this transaction.

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

Results of Operations

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months June 30,		Change
	2018	2017	$	%

Sales	$561,528	$491,436	$70,092	14.3%
Cost of goods sold	273,729	297,662	(23,933)	-8.0%
Gross profit	287,799	193,774	94,025	48.5%
Selling, general and administrative expenses	369,828	315,817	54,011	17.1%
Stock-based compensation	328,320	-	328,320
Loss from operations	(410,349)	(122,043)	(288,306)	236.2%
Other income (expense)	(6,905)	(5,195)	(1,710)	32.9%
Loss before provision for income taxes	(417,254)	(127,238)	(290,016)	227.9%
Provision for income taxes	-	-	-
Net loss	$(417,254)	$(127,238)	$(290,016)	227.9%

Sales for the three months ended June 30, 2018 were $561,528 compared to $491,436 for the same period in 2017. The increase of $70,092 or 14.3% is a result of an increase in sales from our Optron subsidiary of $198,690 offset by a decrease from our Overhoff subsidiary of $128,598. The increase in sales from our Optron subsidiaries was due to the delivery of large international orders during the second quarter of 2018. The decrease from our Overhoff subsidiary is due to the time of order shipments. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended June 30, 2018 is as follows:

North America 28%

Asia (Including Japan) 53%

South America 13%

Other 6%

Our gross margins for the three months ended June 30, 2018 were 51.3% as compared to 39.4% for the same period in 2017. The increase in gross margin percentage is due to lower overhead allocation costs due to the higher volume of sales.

Selling, general and administrative expense for the three months ended June 30, 2018 were $369,828 compared to $315,817 for the same period in 2017. The increase of $54,011 or 17.1% is due to higher professional and consulting fees.

Stock-based compensation for the three months ended June 30, 2018 was $328,320 compared to $0 for the same period in 2017. During the three months ended June 30, 2018, the Company issued 126,000 shares of common stock to consultants for services rendered valued at $328,320. There were no such issuances in 2017.

Other expense for the three months ended June 30, 2018 was $6,905, an increase of $1,710 from $5,195 for the same period in 2017. The increase was not significant.

Net loss for the three months ended June 30, 2018 was $417,254 compared to $127,238 for the same period in 2017. The change was principally attributed to higher selling, general and administrative expenses and stock-based compensation offset by an increase in gross profits due to higher sales.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,		Change
	2018	2017	$	%

Sales	$1,561,305	$1,216,908	$344,397	28.3%
Cost of goods sold	796,222	668,062	128,160	19.2%
Gross profit	765,083	548,846	216,237	39.4%
Selling, general and administrative expenses	749,418	573,558	175,860	30.7%
Stock-based compensation	961,276	-	961,276
Loss from operations	(945,611)	(24,712)	(920,899)	3726.5%
Other income (expense)	(13,784)	(11,293)	(2,491)	22.1%
Loss before provision for income taxes	(959,395)	(36,005)	(923,390)	2564.6%
Provision for income taxes	-	-	-
Net loss	$(959,395)	$(36,005)	$(923,390)	2564.6%

Sales for the six months ended June 30, 2018 were $1,561,305 compared to $1,216,908 for the same period in 2017. The increase of $344,397 or 28.3% is a result of an increase in sales from our Overhoff subsidiary of $65,971 and our Optron subsidiary of $278,426. The increase in sales from our Optron subsidiaries was due to the delivery of large orders during the second quarter of 2018. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the six months ended June 30, 2018 is as follows:

North America 62%

Asia (Including Japan) 29%

South America 5%

Other 4%

Our gross margins for the six months ended June 30, 2018 were 49.0% as compared to 45.1% for the same period in 2017. The increase in gross margin percentage is due to lower overhead allocation costs due to the higher volume of sales.

Selling, general and administrative expense for the six months ended June 30, 2018 were $749,418 compared to $573,558 for the same period in 2017. The increase of $175,860 or 30.7% is due to higher professional and consulting fees.

Stock-based compensation for the six months ended June 30, 2018 was $961,276 compared to $0 for the same period in 2017. During the six months ended June 30, 2018, the Company issued 512,410 shares of common stock to employees and consultants for services rendered valued at $961,276. There were no such issuances in 2017.

Other expense for the six months ended June 30, 2018 was $13,784, an increase of $2,491from $11,293 for the same period in 2017. The increase was not significant.

Net loss for the six months ended June 30, 2018 was $959,395 compared to $36,005 for the same period in 2017. The change was principally attributed to higher selling, general and administrative expenses and stock-based compensation offset by an increase in gross profits due to higher sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the six months ended June 30, 2018, our majority shareholder loan us an additional $15,900 and the majority shareholder was repaid $16,374. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At June 30, 2018, total assets increased by 39.4% to $3,715,160 from $2,665,617 at December 31, 2017 principally related to an increase in cash, accounts receivable, other receivables and acquisition deposit.

At June 30, 2018, total liabilities decreased by 1.6% to $1,334,828 from $1,355,916 at December 31, 2017. The decrease was not significant.

Net cash used in operating activities for the six months ended June 30, 2018 was $99,871 compared to $33,864 for the same period in 2017. The change in cash from operations was principally due to the changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2018 was $500,000 compared to $1,349 for the same period in 2017. The increase in cash used in investing activities was principally due to a cash deposit paid for an acquisition at closed in August 2018.

Net cash provided by financing activities for the six months ended June 30, 2018 was $1,019,922 compared to cash used in financing activities of $19,841 for the same period in 2017. The change in cash from financing activities was principally due to the sale of 1,730,000 shares of our common stock for proceeds of $1,068,750.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2018 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company issued 512,410 shares of common stock to consultants and employees for services rendered and sold 1,730,000 shares of its common stock to investors.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Date: August 20, 2018