Form 10-Q
period 2018-09-30
US NUCLEAR CORP.
filed 2018-11-14
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

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

Yes ☐   No ☒

The number of shares of the Registrant’s common stock outstanding as of November 14, 2018 was 16,915,813.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$891,371	$442,341
Accounts receivable, net	612,731	278,091
Inventories	1,225,827	1,315,498
TOTAL CURRENT ASSETS	2,729,929	2,035,930

PROPERTY AND EQUIPMENT, net	6,171	5,670
INTANGIBLE ASSET, net		53,841
INVESTMENT	10,000
GOODWILL	570,176	570,176
TOTAL ASSETS	$3,316,276	$2,665,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$98,761	$121,499
Accrued liabilities	62,308	79,815
Accrued compensation - officer	325,000	250,000
Customer deposit	28,361	65,216
Acquisition contingency	61,938	71,103
Note payable	16,060	15,474
Line of credit	272,476	299,654
TOTAL CURRENT LIABILITIES	864,904	902,761

Note payable, net of current portion	30,710	42,576
Note payable to shareholder	412,305	410,579
TOTAL LIABILITIES	1,307,919	1,355,916

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,915,813 and 14,047,403 shares issued and outstanding	1,692	1,405
Additional paid in capital	6,415,432	3,342,953
Accumulated deficit	(4,408,767)	(2,034,657)
TOTAL SHAREHOLDERS' EQUITY	2,008,357	1,309,701
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,316,276	$2,665,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$1,145,480	$844,779	$2,706,785	$2,061,687
Cost of sales	633,384	462,590	1,429,606	1,130,652
Gross profit	512,096	382,189	1,277,179	931,035

Operating expenses
Selling, general and administrative expenses	385,945	362,187	1,135,363	935,745
Stock-based compensation	448,740	—	1,410,016	—
Acquisition of manufacturing and supply rights	1,084,000	—	1,084,000
Total operating expenses	1,918,685	362,187	3,629,379	935,745

Income (loss) from operations	(1,406,589)	20,002	(2,352,200)	(4,710)

Other expense
Interest expense	(8,126)	(6,494)	(21,910)	(17,787)
Total other expense	(8,126)	(6,494)	(21,910)	(17,787)

Income (loss) before provision for income taxes	(1,414,715)	13,508	(2,374,110)	(22,497)

Provision for income taxes	—	—	—	—

Net income (loss)	$(1,414,715)	$13,508	$(2,374,110)	$(22,497)

Weighted average shares outstanding - basic and diluted	16,584,617	13,947,403	15,643,639	13,947,403

Earnings (loss) per shares - basic and diluted	$(0.09)	$0	$(0.15)	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$(2,374,110)	$(22,497)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	59,117	107,458
Adjustment to acquisition contingency	6,631	—
Issuance of common stock for services	1,410,016	—
Issuance of common stock for manufacturing and supply rights	594,000	—
Expenses paid directly by majority shareholder	41,900	—
Changes in operating assets and liabilities:
Accounts receivable	(334,640)	(44,835)
Inventories	89,671	(239,887)
Accounts payable	(38,534)	132,288
Accounts payable, related party	—	28,000
Accrued liabilities	(17,507)	13,274
Accrued compensation - officer	75,000	75,000
Customer deposits	(36,855)	(45,030)

Net cash provided by (used in) operating activities	(525,311)	3,771

INVESTING ACTIVITIES
Purchase of property and equipment	(5,777)	(1,989)
Payment for investment	(10,000)	—

Net cash used in investing activities	(15,777)	(1,989)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(27,178)	(46,564)
Proceeds from sale of common stock	1,068,750	—
Repayments for note payable	(11,280)	(11,041)
Proceeds from note payable to shareholder	—	116,585
Repayments for note payable to shareholder	(40,174)	(42,659)

Net cash provided by (used in) financing activities	990,118	16,321

NET INCREASE (DECREASE) IN CASH	449,030	18,103

CASH
Beginning of period	442,341	236,404
End of period'	$891,371	$254,507

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$21,910	$17,787

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$15,796	$12,991
Payment by stockholder for intangible asset and investment	$26,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US Nuclear Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

Note 3 – Inventories

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$833,208	$736,848
Work in Progress	117,785	359,717
Finished goods	274,834	218,933
Total inventories	$1,225,827	$1,315,498

Note 4 – Property and Equipment

The following are the details of the property, equipment and improvements at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	33,036	27,259
	464,986	459,209
Less accumulated depreciation	(458,815)	(453,539)
Property and equipment, net	$6,171	$5,670

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $5,276 and $10,541, respectively. At September 30, 2018, the Company has $437,044 of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(258,443)	(204,602)
Intangible assets, net	$—	$53,841

Amortization expense for the nine months ended September 30, 2018 and 2017 was $53,841 and $96,917, respectively.

Note 6 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations.

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2018 and December 31, 2017, the amount outstanding under this note payable was $46,770 and $58,050, respectively.

Future maturities of notes payable as of September 30, 2018 are as follows:

Twelve Months Ending September 30,
2019	$16,060
2020	16,875
2021	13,835
$46,770

Note 8 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2019. During the nine months ended September 30, 2018, the Company’s majority shareholder paid expenses on behalf of the Company of $41,900 and the majority shareholder was repaid $40,174. During the nine months ended September 30, 2017, majority shareholder loaned an additional $116,585 to the Company and was repaid $42,659. The amounts due to Mr. Goldstein are $412,305 and $410,579 as of September 30, 2018 and December 31, 2017, respectively.

Note 9 – Line of Credit

As of September 30, 2018, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 4.5% to 10.25%. As of September 30, 2018 and December 31, 2017, the amounts outstanding under these lines of credit were $272,476 and $299,654, respectively.

Note 10 – Shareholders’ Equity

During the nine months ended September 30, 2018, the Company issued:

•	823,260 shares of common stock to consultants for services rendered valued at $1,393,654. The fair value was determined based on the Company’s stock price on the date of issuance;

•	15,150 shares of common stock to employees for compensation valued at $16,362. The fair value was determined based on the Company’s stock price on the date of issuance;

•	1,730,000 shares of common stock to investors for cash proceeds of $1,068,750; and

•	300,000 shares of common stock for the acquisition of manufacturing and supply rights valued at $594,000. The fair value was determined based on the Company’s stock price on the date of issuance.

Note 11 – Segment Reporting

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales
Optron	$377,775	$253,290	$850,360	$447,449
Overhoff	767,705	591,489	1,856,425	1,614,238
Corporate	-	-	-	-
	$1,145,480	$844,779	$2,706,785	$2,061,687

Gross profit
Optron	$171,694	$101,256	$394,668	$182,084
Overhoff	340,402	280,933	882,511	748,951
Corporate	-	-	-	-
	$512,096	$382,189	$1,277,179	$931,035

Income (loss) from operations
Optron	$38,444	$(40,170)	$17,118	$(111,657)
Overhoff	161,032	91,414	346,128	208,909
Corporate	(1,606,065)	(31,242)	(2,715,446)	(101,962)
	$(1,406,589)	$20,002	$(2,352,200)	$(4,710)

Interest Expenses
Optron	$5,285	$5,648	$17,605	$14,634
Overhoff	485	846	1,949	3,153
Corporate	2,356	-	2,356	-
	$8,126	$6,494	$21,910	$17,787

Net income (loss)
Optron	$33,159	$(45,818)	$(487)	$(126,291)
Overhoff	160,547	90,568	344,179	205,756
Corporate	(1,608,421)	(31,242)	(2,717,802)	(101,962)
	$(1,414,715)	$13,508	$(2,374,110)	$(22,497)

			As of	As of
			September 30,	December 31,
			2018	2017
Total Assets
Optron			$1,320,031	$1,050,209
Overhoff			1,712,935	1,610,442
Corporate			283,310	4,966
			$3,316,276	$2,665,617

Intangible Assets
Optron			$-	$-
Overhoff			-	53,841
Corporate			-	-
			$-	$53,841

Goodwill
Optron			$-	$-
Overhoff			570,176	570,176
Corporate			-	-
			$570,176	$570,176

Note 12 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Geographical sales
North America	$463,678	$620,054	$1,431,443	$1,319,975
Asia	607,408	185,729	1,055,726	608,083
South America	59,929	651	139,237	18,035
Other	14,465	38,345	80,379	115,594
	$1,145,480	$844,779	$2,706,785	$2,061,687

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2018 and 2017 were $126,000 and $126,000, respectively. As of September 30, 2018 and December 31, 2017, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Future payments due under this operating lease agreement as of September 30, 2018 are as follows:

Twelve months ending September 30,
2019	$168,000
2020	112,000
$280,000

In addition, as of September 30, 2018 and December 31, 2017, the Company had accrued compensation payable to its majority shareholder of $325,000 and $250,000, respectively.

Also see Note 8.

Note 14 – Concentrations

Two customers accounted for 30% and 20% of the Company’s sales for the nine months ended September 30, 2018 and one customer accounted for 36% of the Company’s sales for the nine months ended September 30, 2017.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2018 and 2017.

Note – 15 Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	September 30, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	—	—	$61,938	$61,938

	December 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	—	—	71,103	71,103

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2017	$71,103
Change in fair value	6,631
Reclassification to accounts payable	(15,796)
Contingent liability at September 30, 2018	$61,938

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

On August 3, 2018, we closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and us. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage us to manufacture equipment pursuant to MIFTEC’s specifications and designs and have us as a sales representative for the manufactured equipment. We will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, we received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of our common stock.

Results of Operations

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months September 30,		Change
	2018	2017	$	%

Sales	$1,145,480	$844,779	$300,701	35.6%
Cost of goods sold	633,384	462,590	170,794	36.9%
Gross profit	512,096	382,189	129,907	34.0%
Selling, general and administrative expenses	385,945	362,187	23,758	6.6%
Stock-based compensation	448,740	-	448,740
Acquisition of manufacturing and supply rights	1,084,000	-	1,084,000
Loss from operations	(1,406,589)	20,002	(1,426,591)	-7132.2%
Other income (expense)	(8,126)	(6,494)	(1,632)	25.1%
Income (loss) before provision for income taxes	(1,414,715)	13,508	(1,428,223)	10573.2%
Provision for income taxes	-	-	-
Net income (loss)	$(1,414,715)	$13,508	$(1,428,223)	10573.2%

Sales for the three months ended September 30, 2018 were $1,145,480 compared to $844,779 for the same period in 2017. The increase of $300,701 or 35.6% is a result of an increase in sales from our Overhoff and Optron subsidiaries of $176,216 and $124,485, respectively. The increase in sales from our Overhoff and Optron subsidiaries was due to the delivery of large international orders during the third quarter of 2018. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the three months ended September 30, 2018 is as follows:

North America	40%
Asia (Including Japan)	53%
South America	5%
Other	1%

Our gross margins for the three months ended September 30, 2018 were 44.7% as compared to 45.2% for the same period in 2017. The decrease in gross margin percentage is not significant.

Selling, general and administrative expense for the three months ended September 30, 2018 were $385,945 compared to $362,187 for the same period in 2017. The increase of $23,758 or 6.6% is due to higher professional and consulting fees.

Stock-based compensation for the three months ended September 30, 2018 was $448,740 compared to $0 for the same period in 2017. During the three months ended September 30, 2018, the Company issued 326,000 shares of common stock to consultants for services rendered valued at $448,740. There were no such issuances in 2017.

Acquisition of manufacturing and supply rights for the three months ended September 30, 2018 was $1,084,000 compared to $0 for the same period in 2017. During the three months ended September 30, 2018, the Company entered into an agreement with MIFTEC and paid $1,084,000 for certain manufacturing and supply rights. There were no such agreements in 2017.

Other expense for the three months ended September 30, 2018 was $8,126, an increase of $1,632 from $6,494 for the same period in 2017. The increase was not significant.

Net loss for the three months ended September 30, 2018 was $1,414,715 compared to net income of $13,508 for the same period in 2017. The change was principally attributed to higher selling, general and administrative expenses and stock-based compensation, and the acquisition of manufacturing and supply rights offset by an increase in gross profits due to higher sales.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,		Change
	2018	2017	$	%

Sales	$2,706,785	$2,061,687	$645,098	31.3%
Cost of goods sold	1,429,606	1,130,652	298,954	26.4%
Gross profit	1,277,179	931,035	346,144	37.2%
Selling, general and administrative expenses	1,135,363	935,745	199,618	21.3%
Stock-based compensation	1,410,016	—	1,410,016
Acquisition of manufacturing and supply rights	1,084,000	—	1,084,000
Loss from operations	(2,352,200)	(4,710)	(2,347,490)	49840.6%
Other income (expense)	(21,910)	(17,787)	(4,123)	23.2%
Loss before provision for income taxes	(2,374,110)	(22,497)	(2,351,613)	10453.0%
Provision for income taxes	—	—	—
Net loss	$(2,374,110)	$(22,497)	$(2,351,613)	10453.0%

Sales for the nine months ended September 30, 2018 were $2,706,785 compared to $2,061,687 for the same period in 2017. The increase of $645,098 or 31.3% is a result of an increase in sales from our Overhoff subsidiary of $242,187 and our Optron subsidiary of $402,911. The increase in sales was due to the delivery of large orders during the first nine months of 2018. We recognize revenue from the sale of our products when the orders are completed and we ship the product to our customer. The sales breakdown for the nine months ended September 30, 2018 is as follows:

North America	53%
Asia (Including Japan)	39%
South America	5%
Other	3%

Our gross margins for the nine months ended September 30, 2018 were 47.2% as compared to 45.2% for the same period in 2017. The increase in gross margin percentage is due to lower overhead allocation costs due to the higher volume of sales.

Selling, general and administrative expense for the nine months ended September 30, 2018 were $1,135,363 compared to $935,745 for the same period in 2017. The increase of $199,618 or 21.3% is due to higher professional and consulting fees.

Stock-based compensation for the nine months ended September 30, 2018 was $1,410,016 compared to $0 for the same period in 2017. During the nine months ended September 30, 2018, the Company issued 838,410 shares of common stock to employees and consultants for services rendered valued at $1,410,016. There were no such issuances in 2017.

Acquisition of manufacturing and supply rights for the nine months ended September 30, 2018 was $1,084,000 compared to $0 for the same period in 2017. During the nine months ended September 30, 2018, the Company entered into an agreement with MIFTEC and paid $1,084,000 for certain manufacturing and supply rights. There were no such agreements in 2017.

Other expense for the nine months ended September 30, 2018 was $21,910, an increase of $4,123 from $17,787 for the same period in 2017. The increase was not significant.

Net loss for the nine months ended September 30, 2018 was $2,374,110 compared to $22,497 for the same period in 2017. The change was principally attributed to higher selling, general and administrative expenses and stock-based compensation, and the acquisition of manufacturing and supply rights offset by an increase in gross profits due to higher sales.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the nine months ended September 30, 2018, our majority shareholder loaned us an additional $41,900 and the majority shareholder was repaid $40,174. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At September 30, 2018, total assets increased by 24.4% to $3,316,276 from $2,665,617 at December 31, 2017 principally related to an increase in cash and accounts receivable.

At September 30, 2018, total liabilities decreased by 3.5% to $1,307,919 from $1,355,916 at December 31, 2017. The decrease was not significant.

Net cash used in operating activities for the nine months ended September 30, 2018 was $525,311 compared to cash provided by operating activities of $3,771 for the same period in 2017. The change in cash from operations was principally due to the changes in working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2018 was $15,777 compared to $1,989 for the same period in 2017. The increase in cash used in investing activities was principally due to the investment in MIFTEC in August 2018.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $990,118 compared to $16,321 for the same period in 2017. The change in cash from financing activities was principally due to the sale of 1,730,000 shares of our common stock for proceeds of $1,068,750.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2018 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, the Company issued 326,000 shares of common stock to consultants for services rendered and issued 300,000 shares of its common stock in connection with an investment and manufacturing and supply rights.

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

Date:  November 14, 2018