Form 10-K
period 2018-12-31
US NUCLEAR CORP.
filed 2019-04-17
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54617

US NUCLEAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-4535739

State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

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

Emerging growth company ☒ (Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $601,105 as of June 30, 2018.

The number of shares of the Registrant’s common stock outstanding as of April 16, 2019 was 17,276,834.

2

Table of Content

US NUCLEAR CORP.

FORM 10-K

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Our international revenues were 32% of our total revenue in 2018. Although this was lower than in 2017 we expect it to increase again in 2019 as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Table of Content

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

Table of Content

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

Table of Content

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

Competition from other radiation detection or related companies could result in a decrease of our business and a decrease in our financial performance.

We operate in a highly competitive industry. Many of our current and potential competitors, including larger multinational companies, domestic manufacturing companies with multiple product lines in radiation detection products have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than US Nuclear Corp. In addition, many of these competitors may be able to devote significantly greater resources to:

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

Table of Content

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

☐	difficulties in assimilating the operations and employees of acquired companies;

☐	diversion of our management’s attention from ongoing business concerns;

☐	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

☐	additional expense associated with amortization of acquired assets;

☐	additional expense associated with understanding and development of acquired business;

☐	maintenance and implementation of uniform standards, controls, procedures and policies; and

☐	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Our executive officers, directors and their affiliated entities together will beneficially own approximately 62% of our Common Stock, representing approximately 77% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Table of Content

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

Holders

As of the date of this 10-K, we had 51 holders of record of our Common Stock.

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

Table of Content

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

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

Table of Content

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

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

Table of Content

Control by Management

As of December 31, 2018, management currently owns 59.7% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Table of Content

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

Fiscal Year Ended December 31, 2018
Quarter Ended	High $	Low $
March 31, 2018	$5.00	$0.30
June 30, 2018	$4.15	$1.15
September 30, 2018	$2.55	$0.59
December 31, 2018	$0.96	$0.30
Fiscal Year Ended December 31, 2017
Quarter Ended	High $	Low $
March 31, 2017	$0.47	$0.14
June 30, 2017	$0.40	$0.17
September 30, 2017	$0.34	$0.20
December 31, 2017	$0.43	$0.24

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2018, we had (i) 16,959,784 shares of common stock outstanding, held of record by 51 shareholders, and (ii) no shares of preferred stock outstanding. As of April 16, 2019 there are 17,276,834  shares of common stock outstanding, held of record by 51 shareholders.

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

Table of Content

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

Recent Sales of Unregistered Securities

On October 25, 2018 the Company issued 36,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

Issuer Purchases of Equity Securities

None.

Table of Content

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division; however, in 2018 we derived 26% of our total revenues from sales made by Overhoff and Optron  to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 32% of our total revenue in 2018. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Table of Content

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

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017

	Year Ended December 31,		Change
	2018	2017	$	%

Sales	$3,634,560	$3,070,646	$563,914	18.4%
Cost of goods sold	1,707,355	1,725,733	18,378	1.1%
Gross profit	1,927,205	1,344,913	582,292	43.3%
Selling, general and administrative expenses	3,234,785	1,310,472	1,924,313	146.8%
Acquisition of manufacturing and supply rights	1,084,000	—	1,084,000	100.0%
Income (loss) from operations	(2,391,580)	34,441	(2,426,021)

Other expense
Other income	14,000	—	14,000	100.0%
Interest expense	(29,490)	(24,311)	(5,179)	21.3%
Total other expense	(15,490)	(24,311)	8,821	-36.3%

Income (loss) before provision for income taxes	(2,407,070)	10,130	(2,417,200)

Provision for income taxes	—	—	—	—
Net income (loss)	$(2,407,070)	$10,130	$(2,370,127)

Table of Content

Revenue for the year ended December 31, 2018 was $3,634,560 compared to $3,070,646 for the year ended December 31, 2017. The increase of $563,914 or 18.4% is a result of an increase in revenue from our Optron subsidiary of $339,637. The increase in Optron’s revenue was a result of multiple high value purchase orders from one customer during the year ended December 31, 2018. The revenue breakdown for the year ended December 31, 2018 is as follows:

North America 57%

Asia (including Japan) 31%

Other 10%

Our gross margin for the year ended December 31, 2018 was 53.0% as compared to 43.8% for the year ended December 31, 2017. The increase in gross margin is due to cost of goods sold being lower as a percentage of sales.

Selling, general and administrative expense for the year ended December 31, 2018 increased by $1,924,313 or 146.8% to $3,234,785 up from $1,310,472 for the year ended December 31, 2017. The increase is attributed to the Company’s effort to develop and market new products, specifically our new Unmanned Aerial Vehicle (UAV) technology. In addition, the current year includes $1,440,213 of non-cash stock compensation expense.

Other expense for the year ended December 31, 2018 was $29,490, an increase of $5,179 from $24,311 for 2017. Other expense consists of interest expense on our lines of credit. The increase is due to rising interest rates.

Net loss for the year ended December 31, 2018 was $2,407,070 compared to net income of $10,130 for the year ended December 31, 2017. The decrease in net income resulted from an increase in operating expenses.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2018, our majority stockholder loaned the Company $45,250, $42,274 of which was repaid. We anticipate the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2018, total assets increased by $670,314 or 25.1% from $2,665,617 at December 31, 2017 due to an increase of cash on hand and receivables.

At December 31, 2018, total liabilities decreased by 1.8% to $1,330,337 from $1,355,916 at December 31, 2017 due to a decrease in accounts payable.

On August 1, 2018, the Company completed and shipped the final installment of a $638,675 contract to build semi-portable particulate, iodine, and noble gas continuous air monitors for nuclear power plants in South Korea. The contract was awarded by KHNP, Korea Hydro & Nuclear Power, which operates the nuclear power plants in South Korea.

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

Table of Content

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

Table of Content

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, these disclosure controls and procedures were ineffective.

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

Table of Content

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2018, our internal controls over financial reporting were not effective due to the following material weaknesses:

•	Lack of proper segregation of duties.

•	No formal documentation of our internal controls

•	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Content

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of March 13, 2019.

Name	Age	Position

Robert I. Goldstein	70	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	49	Chief Financial Officer and Secretary

Michael Hastings	76	Member of the Board of Directors

Dell Williamson	62	Member of the Board of Directors

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

Table of Content

Michael Hastings– Member of the Board of Directors: Mr. Hastings has been a corporate finance officer for over thirty years in the medical device industry with C.R. Bard, Inc. (predecessor to Becton Dickinson), and in the industrial battery industry with EnerSys, Inc. (NYSE: ENS). Mr. Hastings retired from EnerSys in 2011 as its Vice President and Treasurer with company revenue of $2 billion and operations in all parts of the world. His responsibilities included global treasury operations including debt and capital transactions; corporate tax; hedging of currencies, interest rate exposures and the price of raw materials; credit management; pension plan investments; and investor relations. He participated fully in due diligence, valuation and negotiation of numerous acquisitions. Mr. Hastings was also a member of the Board of Directors and Chief Financial Officer of MegaGraphite, Inc. - a private graphite exploration company in Canada between 2011 and when it was sold in 2014. Mr. Hastings is currently a member of the Board of Directors of Organic Transit, Inc. - a private solar electric vehicle company in the United States. Mr. Hastings has no prior business relationship with the Company.

Dell Williamson– Member of the Board of Directors: Mr. Williamson began his career at Overhoff Technology Corporation (“Overhoff”) in 1982. As set forth in prior disclosures, Overhoff is an operating division of the Company, and thus an affiliate or related party of the Company. Mr. Williamson is currently the Vice President for production at Overhoff Technology Corporation. His duties include design, engineering and calibration as well as managing production. Mr. Williamson graduated from Cincinnati Technical College with a degree in electronics technology. He furthered his education and attended the University of Cincinnati where he majored in industrial management and mechanical engineering. Mr. Williamson has become an expert in the use, design and construction of Tritium measurement systems. He serves as the technical interface between the user/scientist and the Overhoff factory. He is a member of the following scientific groups: Health Physics Society, American Nuclear Society, DOE (US Department of Energy) Tritium Focus Group, DOE (US Department of Energy) Air Monitoring User's Group, DOE (US Department of Energy) Health Physics Instrument Committee. Mr. Williamson has no prior experience in serving as a director of a publicly reporting company.

In particular:

☐	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

☐	With respect to Mr. Hastings, the board considered his extensive managerial and financial expertise, as well as his experience in the medical service industry and his previous experience serving on a board of directors.

☐	With respect to Mr. Williamson, the board considered his long tenure as Vice President of Overhoff Technology Corporation, as well as his technical and engineering expertise and knowledge he has obtained through his service to the Company.

The Board of Directors and Committees

As of the date of this Report, we had one independent director.  We anticipate appointing additional independent directors as required in the future.

Table of Content

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2018.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

Table of Content

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary			Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Other Compensation		Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors (1)	2017 2018	$ $	100,000 100,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	100,000 100,000

Rachel Boulds

Chief Financial Officer, and Secretary	2017 2018	$ $	10,000 10,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	10,000 10,000

(1)	Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Table of Content

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2018.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Robert I. Goldstein	$0	$0	$0	$0
Michael Hastings	$0	$0	$0	$0
Dell Williamson	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 17,276,834 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Table of Content

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,150,000	59.7%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Michael Hastings	330,000	1.9%

Dell Williamson	10,000	*

All Directors and Officers as a Group (4 persons)	10,515,000	61.8%

Richard Chiang (1)	1,126,673	6.6%

Non Director and Non Officer as a Group (1 person)	1,126,673	6.6%

Robert I. Goldstein, Michael Hastings and Dell Williamson are members of our Board of Directors and both Robert I. Goldstein and Rachel Boulds hold executive officer positions.

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

Table of Content

Meetings of the Board of Directors

Mr. Goldstein was elected director by the former sole stockholder of the Company in April 18, 2012.  On March 28, 2014, Dr. Gerald Entine was elected to serve on the Board of Directors. On May 22, 2018, Gerald Entine died leaving a vacancy on the Board of Directors for the Company. In order to fill the vacancy resulting from Mr. Entine’s death, the Board of Directors consented in lieu of a meeting to nominate Dell Williamson for appointment to the Board of Directors following receipt and review from Mr. Williamson his Confidential Bad Actor Disqualifying Event Statement confirming no “disqualifying event,” as defined under Rule 506(e) of Regulation D under the 1933 Securities Act and confirmation of receipt of the Company’s Insider Trading Policy and related memorandum regarding the same (as disclosed in prior filings). In addition, pursuant to Article IV of the Company’s Bylaws, as amended, the Board of Directors nominated Michael G. Hastings to serve as a director on the Board of Directors following receipt and review of the same disclosures and documents produced by Mr. Williamson, as identified herein. By signing the consent resolution, Mr. Williamson and Mr. Hastings accepted appointment as directors on the Board of Directors. The Board establishes policy and provides strategic direction, oversight, and control of the Company.  As of the date of this Form 10-K, the Board of Directors had no standing audit, compensation, nominating or other committees, although the Board intends to establish such committees in the future.

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

During the year ended December 31, 2018, the Company received $45,250 from Mr. Goldstein, our majority shareholder and repaid $42,274 under a note payable agreement. The amount due to Mr. Goldstein is $413,555 as of December 31, 2018.

Table of Content

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditor Malone Bailey LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $60,000 and $47,000 for the years ended December 31, 2018 and 2017.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2018 or 2017.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2018 or 2017.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2018 or 2017.

Table of Content

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

Table of Content

US NUCLEAR CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash	$969,118	$442,341
Accounts receivable, net	730,773	278,091
Inventories	1,047,612	1,315,498
Prepaid expenses	2,500	—
TOTAL CURRENT ASSETS	2,750,003	2,035,930

Property and equipment, net	5,752	5,670
Intangible asset, net	—	53,841
Investment	10,000	—
Goodwill	570,176	570,176
TOTAL ASSETS	$3,335,931	$2,665,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$93,263	$121,499
Accrued liabilities	54,511	79,815
Accrued compensation - officer	350,000	250,000
Customer deposit	96,571	65,216
Acquisition contingency	57,142	71,103
Note payable	16,262	15,474
Line of credit	222,490	299,654
TOTAL CURRENT LIABILITIES	890,239	902,761

Note payable, net of current portion	26,543	42,576
Note payable to shareholder	413,555	410,579
TOTAL LIABILITIES	1,330,337	1,355,916

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,959,784 and 14,047,403 shares issued and outstanding	1,696	1,405
Additional paid in capital	6,445,625	3,342,953
Accumulated deficit	(4,441,727)	(2,034,657)
TOTAL SHAREHOLDERS' EQUITY	2,005,594	1,309,701
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,335,931	$2,665,617

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

US NUCLEAR CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Sales	$3,634,560	$3,070,646
Cost of sales	1,707,355	1,725,733
Gross profit	1,927,205	1,344,913

Operating expenses
Selling, general and administrative expenses	3,234,785	1,310,472
Acquisition of manufacturing and supply rights	1,084,000	—
Total operating expenses	4,318,785	1,310,472

Income (loss) from operations	(2,391,580)	34,441

Other income (expense)
Other income	14,000	—
Interest expense	(29,490)	(24,311)
Total other expense	(15,490)	(24,311)

Income (loss) before provision for income taxes	(2,407,070)	10,130

Provision for income taxes	—	—

Net income (loss)	$(2,407,070)	$10,130

Weighted average shares outstanding - basic and diluted	15,972,462	13,965,211

Earnings (loss) per shares - basic and diluted	$(0.15)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

US NUCLEAR CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	13,947,403	1,395	3,312,963	(2,044,787)	1,269,571

Issuance of common stock for services	100,000	10	29,990	—	30,000

Net income	—	—	—	10,130	10,130

Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

Issuance of common stock for services	882,381	88	1,440,125	—	1,440,213

Issuance of common stock for cash	1,730,000	173	1,068,577	—	1,068,750

Issuance of common stock for manufacturing and supply rights	300,000	30	593,970	—	594,000

Net loss	—	—	—	(2,407,070)	(2,407,070)

Balance, December 31, 2018	16,959,784	$1,696	$6,445,625	$(4,441,727)	$2,005,594

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

US NUCLEAR CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$(2,407,070)	$10,130
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,536	142,832
Write-off of accounts receivable	—	52,000
Adjustment to acquisition contingency	7,567	(16,031)
Issuance of common stock for services	1,440,213	30,000
Issuance of common stock for manufacturing and supply rights	594,000	—
Expenses paid directly by majority shareholder	41,900	26,006
Changes in operating assets and liabilities:
Accounts receivable	(452,682)	(100,869)
Inventories	267,886	(113,934)
Prepaid expenses	(2,500)	—
Accounts payable	(49,764)	53,571
Accrued liabilities	(25,304)	13,369
Accrued compensation - officer	100,000	100,000
Customer deposits	31,355	(32,646)
Net cash provided by (used in) operating activities	(394,863)	164,428

INVESTING ACTIVITIES
Purchase of property and equipment	(5,777)	(1,989)
Payment for investment	(10,000)	—
Net cash used in investing activities	(15,777)	(1,989)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(77,164)	(48,081)
Proceeds from sale of common stock	1,068,750	—
Repayments for note payable	(15,245)	(14,814)
Proceeds from note payable to shareholder	1,250	163,630
Repayments for note payable to shareholder	(40,174)	(57,237)
Net cash provided by financing activities	937,417	43,498

NET INCREASE IN CASH	526,777	205,937

CASH
Beginning of period	442,341	236,404
End of period	$969,118	$442,341

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$29,490	$24,311

Non-cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$21,528	$16,009
Payment by stockholder for acquisition of manufacturing and supply rights	$26,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2018 and 2017.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2018 and 2017 were $5,000 and $5,000, respectively. During the years ended December 31, 2018 and 2017 wrote off accounts receivable of $0 and $52,000, respectively.

Table of Content

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2018 and 2017, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2018 and 2017, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at December 31, 2018 and 2017 were all acquired with the purchase of ECC and are being amortized over 24 months. The Company performs a test for impairment at least annually. As of December 31, 2017, the Company performed the required impairment analysis which resulted in no impairment adjustments.  No impairment test was performed as of December 31, 2018 as the intangible assets were fully amortized.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2018 and 2017 the Company performed the required impairment analysis which resulted in no impairment adjustments.

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

Table of Content

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from the sale of products to customers, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from the product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;

•	identification of performance obligations in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	allocation the transaction price to each performance obligation; and

•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	Product sales - revenue is recognized when the Company performs its obligations under the contracts it has with its customers to deliver products at an agreed upon price and it is generally when the control of the product has been transferred to the customer.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Sales returns and allowances was $0 for the years ended December 31, 2018 and 2017. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2018 and 2017 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 11 and 12 for disclosures of revenue disaggregated by geographical area and product line.

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

Table of Content

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the year ended December 31, 2018 and 2017.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 11.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

Table of Content

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

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

Note 3 – Inventories

Inventory at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Raw materials	$591,970	$736,848
Work in Progress	25,353	359,717
Finished goods	430,289	218,933
Total inventories	$1,047,612	$1,315,498

At December 31, 2018 and 2017 the inventory reserve was $0.

Table of Content

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2018 and 2017:

	2018	2017
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	33,036	27,259
	464,986	459,209
Less accumulated depreciation	(459,234)	(453,539)
Property and equipment, net	$5,752	$5,670

Depreciation expense for the years ended December 31, 2018 and 2017 was $5,695 and $13,609, respectively. At December 31, 2018 and 2017, the Company had $437,044 and $415,934, respectively, of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at December 31, 2018 and 2017:

	2018	2017
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(258,443)	(204,602)
Intangible assets, net	$—	$53,841

All of the above intangible assets are being amortized over 24 months.

Amortization expense for the years ended December 31, 2018 and 2017 was $53,841 and $129,223, respectively.

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

Table of Content

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2018 and 2017, the amount outstanding under this note payable was $42,805 and $58,050, respectively. The company repaid $15,245 during the year ended 12/31/2018.

Future maturities of notes payable as of December 31, 2018 are as follows:

Years months ending December 31,
2019	$16,262
2020	17,087
2021	9,456
$42,805

Note 8 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2019. During the year ended December 31, 2018, the Company’s majority shareholder paid expenses on behalf of the Company of $41,900, loan the Company $1,250 and was repaid $40,174. During the year ended December 31, 2017, the Company received $163,630 from its majority shareholder and repaid another $57,237 under this note payable agreement. In addition, during 2017 the majority shareholder also paid $26,006 directly to Company vendors. The amounts due to Mr. Goldstein are $413,555 and $410,579 as of December 31, 2018 and 2017, respectively.

Note 9 – Line of Credit

As of December 31, 2017, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 4.5% to 10.25%. As of December 31, 2018 and 2017, the amounts outstanding under these lines of credit were $222,490 and $299,654, respectively.

Note 10 – Shareholders’ Equity

During the year ended December 31, 2018, the Company issued:

•	859,260 shares of common stock to consultants for services rendered valued at $1,418,134. The fair value was determined based on the Company’s stock price on the grant date;

•	23,121 shares of common stock to employees for compensation valued at $22,079. The fair value was determined based on the Company’s stock price on the grant date;

•	1,730,000 shares of common stock to investors for cash proceeds of $1,068,750; and

•	300,000 shares of common stock for the acquisition of manufacturing and supply rights valued at $594,000. The fair value was determined based on the Company’s stock price on the grant date.

During the year ended December 31, 2017, the Company issued 100,000 shares of common stock for services rendered valued at $30,000. The fair value was determined based on the Company’s stock price on the grant date.

Table of Content

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

The following tables summarize the Company’s segment information for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017

Sales
Optron	$1,162,378	$822,741
Overhoff	2,472,182	2,247,905
Corporate	—	—
	$3,634,560	$3,070,646

Gross profit
Optron	$579,586	$309,819
Overhoff	1,347,619	1,035,094
Corporate	—	—
	$1,927,205	$1,344,913

Income (loss) from operations
Optron	$(48,219)	$(90,979)
Overhoff	516,648	293,916
Corporate	(2,860,009)	(168,496)
	$(2,391,580)	$34,441

Interest Expenses
Optron	$24,064	$20,339
Overhoff	2,489	3,972
Corporate	2,937	—
	$29,490	$24,311

Net income (loss)
Optron	$(48,283)	$(111,318)
Overhoff	492,159	289,944
Corporate	(2,850,946)	(168,496)
	$(2,407,070)	$10,130

	As of December 31,
	2018	2017
Total Assets
Optron	$1,324,707	$1,050,209
Overhoff	1,811,483	1,610,442
Corporate	199,741	4,966
	$3,335,931	$2,665,617

Intangible Assets
Optron	$—	$—
Overhoff	—	53,841
Corporate	—	—
	$—	$53,841

Goodwill
Optron	$—	$—
Overhoff	570,176	570,176
Corporate	—	—
	$570,176	$570,176

Table of Content

Note 12 - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Geographical sales
North America	$2,087,053	$2,006,162
Asia	1,121,533	824,407
South America	74,672	21,780
Other	351,302	218,297
	$3,634,560	$3,070,646

Note 13 – Income Taxes

At December 31, 2018 and 2017, the significant components of the deferred tax assets are summarized below:

	2018	2017

Approximate net operating loss carry forwards	$3,985,000	$1,569,000

Deferred tax assets:
Federal net operating loss	$836,845	$533,501
State net operating loss	280,727	81,852
Tax credit	49,740	49,740
Goodwill	(125,687)	(185,129)
Tax rate reduction	—	(133,201)
Total deferred tax assets	1,041,625	346,763
Less valuation allowance	(1,041,625)	(346,763)
	$—	$—

The valuation allowance increased (decreased) by $694,862 and ($207,136) in 2018 and 2017. In 2018 the increase was due to the Company generating additional net operating losses. In 2017 the decrease was as a result of the Company using net operating losses and reduction of federal income tax rate from 34% to 21% enacted in 2017 effective 2018. The deferred tax assets as of December 31, 2018 and 2017 reflects the new corporate tax rate of 21%. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $3,985,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2018 and 2017:

	2018	2017
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—
Income tax expense	$—	$—

Table of Content

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017

Federal income tax rate	21.0%	34.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	(26.8%)	(412.8%)
Permanent differences	(0.6%)	522.9%
Amortization of goodwill	0.4%	(150.1%)

Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2018 and 2017.

 Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the years ended December 31, 2018 and 2017 were $168,000 and $168,000, respectively. As of December 31, 2018 and 2017, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively.

Future payments due under this operating lease agreement as of December 31, 2018 are as follows:

Years months ending December 31,
2019	$168,000
2020	70,000
$238,000

In addition, as of December 31, 2018 and 2017, the Company had accrued compensation payable to its majority shareholder of $350,000 and $250,000, respectively.

Also see Note 7.

Table of Content

Note 15 - Concentrations

Three customers each accounted for 26%, 15% and 11% of the Company sales for the year ended December 31, 2018 and at December 31, 2018 one customer accounted for 48% of the accounts receivable balance. Two customers accounted for 39% and 10% of the Company sales for the year ended December 31, 2017 and at December 31, 2017 four customers accounted for 82% of the accounts receivable balance.

No vendors accounted for more than 10% of the Company’s purchases for the year ended December 31, 2018. One vendor accounted for 11% of the Company’s purchases for the year ended December 31, 2017.

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	December 31, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	—	—	$57,142	$57,142

	December 31, 2017
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	—	—	$71,103	$71,103

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2016	$103,143
Change in fair value	(16,031)
Reclassification to accounts payable	(16,009)
Contingent liability at December 31, 2017	$71,103
Change in fair value	7,567
Reclassification to accounts payable	(21,528)
Contingent liability at December 31, 2018	$57,142

Table of Content

Note 17 – Commitments

Acquisition Contingency

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
$283,308

The earn-out provision provides for payments to the seller equal to 12% of sales from ECC operations for the next four years. The Company has estimated the net present value of this earn-out to be $57,142 and $71,103 at December 31, 2018 and 2017, respectively. See Note 16 – Fair Value Measurements for details regarding valuation of earn-out. Any changes in the estimated earn-out are recorded in current operations.

Future Payments

Future payment under all of the Company obligations as of December 31, 2018 are as follows:

	Years Ended December 31,
	2019	2020	2021	2022	Total
Note payable	$16,262	$17,087	$9,456	$—	$42,805
Note payable - shareholder	—	413,555	—	—	413,555
Operating lease obligations	168,000	70,000	—	—	238,000
Line of credit	222,575	—	—	—	222,575
	$406,837	$500,642	$9,456	$—	$916,935

Note 18 – Subsequent Events

Subsequent to December 31, 2018, the Company issued 317,050 shares of common stock for consulting services.

Table of Content

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

40

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019		US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019		US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary

41

Table of Content