Form 10-Q
period 2019-03-31
US NUCLEAR CORP.
filed 2019-05-20
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the Registrant’s common stock outstanding as of May 20, 2019 was 17,451,834.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$712,879	$969,118
Accounts receivable, net	736,365	730,773
Inventories	1,267,889	1,047,612
Prepaid expenses	2,500	2,500
TOTAL CURRENT ASSETS	2,719,633	2,750,003

Property and equipment, net	5,467	5,752
Right-of-use assets	321,405
Investment	10,000	10,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,626,681	$3,335,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$120,688	$93,263
Accrued liabilities	53,627	54,511
Accrued compensation - officer	375,000	350,000
Customer deposit	108,927	96,571
Acquisition contingency	51,339	57,142
Note payable	16,467	16,262
Operating lease liability	147,623
Line of credit	220,708	222,490
TOTAL CURRENT LIABILITIES	1,094,379	890,239

Note payable, net of current portion	22,323	26,543
Note payable to shareholder	399,455	413,555
Operating lease liability, net of current portion	173,782	-
TOTAL LIABILITIES	1,689,939	1,330,337

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,216,834 and 16,959,784 shares issued and outstanding	1,722	1,696
Additional paid in capital	6,564,166	6,445,625
Accumulated deficit	(4,629,146)	(4,441,727)
TOTAL SHAREHOLDERS’ EQUITY	1,936,742	2,005,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,626,681	$3,335,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Sales	$629,053	$999,777
Cost of sales	311,136	522,493
Gross profit	317,917	477,284

Opertating expenses
Selling, general and administrative expenses	499,233	1,012,546
Total operating expenses	499,233	1,012,546

Loss from operations	(181,316)	(535,262)

Other expense
Interest expense	(6,103)	(6,879)
Total other expense	(6,103)	(6,879)

Loss before provision for income taxes	(187,419)	(542,141)

Provision for income taxes	-	-

Net loss	$(187,419)	$(542,141)

Weighted average shares outstanding - basic and diluted	17,031,588	14,305,441

Loss per shares - basic and diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(187,419)	$(542,141)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	285	35,147
Adjustment to acquisition contingency	(2,272)	2,300
Issuance of common stock for services	118,567	632,956
Expenses paid directly by majority shareholder	-	15,900
Operating lease expense	35,103	-
Changes in operating assets and liabilities:
Accounts receivable	(5,592)	(243,569)
Inventories	(220,277)	160,768
Accounts payable	23,894	(25,878)
Accrued liabilities	(884)	(17,850)
Accrued compensation - officer	25,000	25,000
Customer deposits	12,356	12,300
Operating lease liability	(35,103)	-
Net cash provided by (used in) operating activities	(236,342)	54,933

INVESTING ACTIVITIES
Cash paid for acquisition deposit	-	(22,500)
Net cash used in investing activities	-	(22,500)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(1,782)	(13,295)
Proceeds from sale of common stock	-	781,250
Repayments for note payable	(4,015)	(3,818)
Proceeds from note payable to shareholder	900	-
Repayments for note payable to shareholder	(15,000)	-

Net cash provided by (used in) financing activities	(19,897)	764,137

NET INCREASE (DECREASE) IN CASH	(256,239)	796,570

CASH
Beginning of period	969,118	442,341
End of period	$712,879	$1,238,911

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$6,103	$6,879

Reclassification of acquisition contingency to accounts payable	$3,531	$4,171
Right of use asset and operating lease liability recognized	$356,508	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note 1 – Organization

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on April 17, 2019. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $356,508. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

Note 3 – Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$828,453	$591,970
Work in Progress	131,832	25,353
Finished goods	307,604	430,289
Total inventories	$1,267,889	$1,047,612

At March 31, 2019 and December 31, 2018 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	33,036	33,036
	464,986	464,986
Less accumulated depreciation	(459,519)	(459,234)
Property and equipment, net	$5,467	$5,752

Depreciation expense for the three months ended March 31, 2019 and 2018 was $285 and $2,842, respectively. At March 31, 2019, the Company has $437,044 of fully depreciated property and equipment that is still in use.

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that no impairment was necessary during the three months ended March 31, 2019.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2019 and December 31, 2018, the amount outstanding under this note payable was $38,790 and $42,805, respectively. The Company repaid $4,015 during the three months ended March 31, 2019.

Future maturities of notes payable as of March 31, 2019 are as follows:

Twelve months ending March 31,
2020	$16,262
2021	17,303
2022	5,225
$38,790

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the three months ended March 31, 2019, the Company’s majority shareholder loaned an additional $900 to the Company and was repaid $15,000. The amounts due to Mr. Goldstein are $399,455 and $413,555 as of March 31, 2019 and December 31, 2018, respectively.

Note 8 – Line of Credit

As of March 31, 2019, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of March 31, 2019 and December 31, 2018, the amounts outstanding under these lines of credit were $220,708 and $222,490, respectively.

Note 9 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire on April 30, 2020 and the Company expects to exercise a renewal option for an additional 12 months. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2019:

	Classification on Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$321,405
Total lease assets		$321,405

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$147,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	173,782
Total lease liability		$321,405

Lease obligations at March 31, 2019 consisted of the following:

Twelve months ending March 31,
2020	$168,000
2021	168,000
2022	14,000
Total payments	350,000
Amount representing interest	(28,595)
Lease obligation, net	321,405
Less lease obligation, current portion	(147,623)
Lease obligation, long-term portion	$173,782

The lease expense for the three months ended March 31, 2019 was $42,000 which consisted of amortization expense of $35,103 and interest expense of $6,897. The cash paid under operating leases during the three months ended March 31, 2019 was $42,000. At March 31, 2019, the weighted average remaining lease terms were 2.1 years and the weighted average discount rate was 8%

Note 10 – Shareholders’ Equity

Information regarding the Company’s shareholders’ equity for the three months ended March 31, 2019 and 2018 is below:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	16,959,784	1,696	6,445,625	(4,441,727)	2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss for the three months	-	-	-	(187,419)	(187,419)

Balance, March 31, 2019	17,216,834	$1,722	$6,564,166	$(4,629,146)	$1,936,742

Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

Issuance of common stock for services	386,410	38	632,918	-	632,956
Issuance of common stock for cash	1,270,000	127	781,123	-	781,250
Net loss for the three months	-	-	-	(542,141)	(542,141)

Balance, March 31, 2018	15,703,813	$1,570	$4,756,994	$(2,576,798)	$2,181,766

During the three months ended March 31, 2019, the Company issued:

●	252,000 shares of common stock to consultants for services rendered valued at $187,900. The fair value was determined based on the Company’s stock price on the grant date

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date;

The Company recorded a total of stock based compensation of $118,567 during the three months ended March 31, 2019, as common stock issued to consultants have various vesting terms; and therefore, the company amortized the fair value on grant date over vesting term.

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Sales
Optron	$117,064	$159,061
Overhoff	511,989	840,716
Corporate	-	-
	$629,053	$999,777

Gross profit
Optron	$52,792	$71,089
Overhoff	265,125	406,195
Corporate	-	-
	$317,917	$477,284

Income (loss) from operations
Optron	$(111,223)	$(51,747)
Overhoff	79,250	205,139
Corporate	(149,343)	(688,654)
	$(181,316)	$(535,262)

Interest Expenses
Optron	$5,523	$6,122
Overhoff	49	757
Corporate	531	-
	$6,103	$6,879

Net income (loss)
Optron	$(110,746)	$(57,869)
Overhoff	70,201	204,382
Corporate	(146,874)	(688,654)
	$(187,419)	$(542,141)

	As of	As of
	March 31,	December 31,
	2019	2018
Total Assets
Optron	$1,361,555	$1,324,707
Overhoff	2,113,683	1,811,483
Corporate	151,443	199,741
	$3,626,681	$3,335,931

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 12 – Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Geographical sales
North America	$289,823	$809,241
Asia	331,803	153,408
South America	586	4,115
Other	6,841	33,013
	$629,053	$999,777

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2019 and 2018 were $42,000 and $42,000, respectively. As of March 31, 2019 and December 31, 2018, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 9)

In addition, as of March 31, 2019 and December 31, 2018, the Company had accrued compensation payable to its majority shareholder of $375,000 and $350,000, respectively.

Also see Note 7.

Note 14 – Concentrations

Two customers accounted for 22% and 27.3% of the Company’s sales for the three months ended March 31, 2019 and one customer accounted for 54% of the Company’s sales for the three months ended March 31, 2018.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2019 and 2018.

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	March 31, 2019
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$51,339	$51,339

	December 31, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	57,142	57,142

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2018	$57,142
Change in fair value	(2,272)
Reclassification to accounts payable	(3,531)
Contingent liability at March 31, 2019	$51,339

Note 16 – Commitments

Future payment under all of the Company obligations as of March 31, 2019:

	Twelve Months Ended March 31,
	2020	2021	2022	2023	Total
Note payable	$16,262	$17,303	$5,225	$-	$38,790
Note payable - shareholder	-	399,455	-	-	399,455
Operating lease obligations	168,000	168,000	14,000	-	350,000
Line of credit	220,708	-	-	-	220,708
	$404,970	$584,758	$19,225	$-	$1,008,953

Note 17 – Subsequent Events

Subsequent to March 31, 2019, the Company issued 235,000 shares of common stock for services. The Company also entered into a Cooperative Agreement with Magneto-Inertial Fusion Technologies, Inc (“MIFTI”) whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2018 filed with the Securities Exchange Commission on Form 10-K on April 17, 2019 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

On April 22, 2019 the Company entered into a Cooperative Agreement with Magneto-Inertial Fusion Technologies, Inc (“MIFTI”) whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement.

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

	Three Months Ended March 31,		Change
	2019	2018	$	%

Sales	$629,053	$999,777	$(370,724)	-37.1%
Cost of goods sold	311,136	522,493	(211,357)	-40.5%
Gross profit	317,917	477,284	(159,367)	-33.4%
Selling, general and administrative expenses	499,233	1,012,546	(513,313)	-50.7%
Loss from operations	(181,316)	(535,262)	353,946	-66.1%
Other income (expense)	(6,103)	(6,879)	776	-11.3%
Loss before provision for income taxes	(187,419)	(542,141)	354,722	-65.4%
Provision for income taxes	-	-	-
Net loss	$(187,419)	$(542,141)	$354,722	-65.4%

Sales for the three months ended March 31, 2019 were $629,053 compared to $999,777 for the same period in 2018. The decrease of $370,724 or 37.1% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $328,727 and $41,997, respectively. The decrease in sales from our Overhoff and Optron subsidiaries was due to several large orders being manufactured during the first quarter. These orders are due to ship during the second quarter of 2019. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the three months ended March 31, 2019 is as follows:

North America 46%

Asia (Including Japan) 53%

South America 0%

Other 1%

Our gross margins for the three months ended March 31, 2019 were 50.5% as compared to 47.7% for the same period in 2018. The increase in gross margin is due to lower overhead costs.

Selling, general and administrative expense for the three months ended March 31, 2019 were $499,233 compared to $1,012,546 for the same period in 2018. The decrease of $513,313 or 50.7% is due to lower stock-based compensation. During the three months ended March 31, 2019, the amortization of stock based compensation was $118,567 compared to $632,956 during the same period in 2018.

Other expense for the three months ended March 31, 2019 was $6,103, a decrease of $776 from $6,879 for the same period in 2018. The decrease was due to lower interest expense due to less debt outstanding.

Net loss for the three months ended March 31, 2019 was $187,419 compared to $542,141 for the same period in 2018. The change was principally attributed to lower selling, general and administrative expenses related to stock-based compensation and other factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the three months ended March 31, 2019, our majority shareholder loaned the Company an additional $900 and was repaid $15,000. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At March 31, 2019, total assets increased by 8.7% to $3,626,681 from $3,335,931 at December 31, 2018 principally related to an increase in inventory and right-of use assets offset by a decrease in cash.

At March 31, 2019, total liabilities increased by 27.0% to $1,689,939 from $1,330,337 at December 31, 2018. The increase is principally related to the lease obligation associated with the right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2019 was $236,342 compared to cash provided by operating activities of $54,933 for the same period in 2018. The change in cash from operations was principally due to the changes in working capital accounts, principally inventory.

Net cash used in investing activities for the three months ended March 31, 2019 was $0 compared to $22,500 for the same period in 2018. The decrease in cash used in investing activities was principally due to an acquisition deposit paid in 2018.

Net cash used in financing activities for the three months ended March 31, 2019 was $19,897 compared to cash provided by financing activities of $764,137 for the same period in 2018. The change in cash from financing activities was principally due to the sale of 1,270,000 shares of our common stock for proceeds of $781,250 during the three months ended March 31, 2018.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2019.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2018 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 257,050 shares of common stock to consultants and an employee for services rendered.

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

Date:  May 20, 2019