Form 10-Q
period 2019-06-30
US NUCLEAR CORP.
filed 2019-08-16
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

The number of shares of the Registrant’s common stock outstanding as of August 15, 2019 was 18,455,454.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,393,915	$969,118
Accounts receivable, net	671,225	730,773
Inventories	1,001,643	1,047,612
Prepaid expenses	2,500	2,500
TOTAL CURRENT ASSETS	3,069,283	2,750,003

Property and equipment, net	5,070	5,752
Right-of-use assets	285,596
Investment	10,000	10,000
Acquisition deposit	100,000	-
Goodwill	570,176	570,176
TOTAL ASSETS	$4,040,125	$3,335,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$65,431	$93,263
Accrued liabilities	44,251	54,511
Accrued compensation - officer	400,000	350,000
Customer deposit	24,998	96,571
Acquisition contingency	44,356	57,142
Note payable	16,667	16,262
Operating lease liability	150,595
Line of credit	218,768	222,490
TOTAL CURRENT LIABILITIES	965,066	890,239

Note payable, net of current portion	18,008	26,543
Note payable to shareholder	397,196	413,555
Operating lease liability, net of current portion	135,001	-
TOTAL LIABILITIES	1,515,271	1,330,337

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,415,454 and 16,959,784 shares issued and outstanding	1,841	1,696
Additional paid in capital	7,618,178	6,445,625
Accumulated deficit	(5,095,165)	(4,441,727)
TOTAL SHAREHOLDERS’ EQUITY	2,524,854	2,005,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,040,125	$3,335,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales	$1,530,523	$561,528	$2,159,576	$1,561,305
Cost of sales	744,590	273,729	1,055,726	796,222
Gross profit	785,933	287,799	1,103,850	765,083

Operating expenses
Selling, general and administrative expenses	1,246,309	698,148	1,745,542	1,710,694
Total operating expenses	1,246,309	698,148	1,745,542	1,710,694

Loss from operations	(460,376)	(410,349)	(641,692)	(945,611)

Other income (expense)
Interest expense	(5,643)	(6,905)	(11,746)	(13,784)
Total other expense	(5,643)	(6,905)	(11,746)	(13,784)

Loss before provision for income taxes	(466,019)	(417,254)	(653,438)	(959,395)

Provision for income taxes	-	-	-	-

Net loss	$(466,019)	$(417,254)	$(653,438)	$(959,395)

Weighted average shares outstanding - basic and diluted	17,542,030	16,015,813	17,288,219	15,165,352

Loss per shares - basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	16,959,784	1,696	6,445,625	(4,441,727)	2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss	-	-	-	(187,419)	(187,419)

Balance, March 31, 2019	17,216,834	1,722	6,564,166	(4,629,146)	1,936,742

Issuance of common stock for services	615,287	61	804,070	-	804,131
Issuance of common stock for cash	583,333	58	249,942	-	250,000
Net loss	-	-	-	(466,019)	(466,019)

Balance, June 30, 2019	18,415,454	$1,841	$7,618,178	$(5,095,165)	$2,524,854

Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

Issuance of common stock for services	386,410	38	632,918		632,956
Issuance of common stock for cash	1,270,000	127	781,123		781,250
Net loss				(542,141)	(542,141)

Balance, March 31, 2018	15,703,813	1,570	4,756,994	(2,576,798)	2,181,766

Issuance of common stock for services	126,000	13	328,307		328,320
Issuance of common stock for cash	460,000	46	287,454		287,500
Net loss				(417,254)	(417,254)

Balance, June 30, 2018	16,289,813	$1,629	$5,372,755	$(2,994,052)	$2,380,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(653,438)	$(959,395)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	682	58,674
Adjustment to acquisition contingency	(3,271)	6,307
Issuance of common stock for services	922,698	961,276
Expenses paid directly by majority shareholder	-	15,900
Operating lease expense	70,912	-
Changes in operating assets and liabilities:
Accounts receivable	59,548	(57,229)
Other receivables	-	(72,500)
Inventories	45,969	(58,437)
Accounts payable	(37,347)	18,347
Accrued liabilities	(10,260)	(16,764)
Accrued compensation - officer	50,000	50,000
Customer deposits	(71,573)	(46,050)
Operating lease liability	(70,912)	-
Net cash provided by (used in) operating activities	303,008	(99,871)

INVESTING ACTIVITIES
Cash paid for investment		(500,000)
Cash paid for acquisition deposit	(100,000)	-
Net cash used in investing activities	(100,000)	(500,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(3,722)	(25,090)
Proceeds from sale of common stock	250,000	1,068,750
Repayments for note payable	(8,130)	(7,364)
Proceeds from note payable to shareholder	13,800	-
Repayments for note payable to shareholder	(30,159)	(16,374)

Net cash provided by (used in) financing activities	221,789	1,019,922

NET INCREASE (DECREASE) IN CASH	424,797	420,051

CASH
Beginning of period	969,118	442,341
End of period	$1,393,915	$862,392

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$11,746	$13,784

Reclassification of acquisition contingency to accounts payable	$9,515	$11,452
Right of use asset and operating lease liability recognized	$356,508	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Note 2 – Basis of Presentation

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2019 and December 31, 2018, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at June 30, 2019 and December 31, 2018 were all acquired with the purchase of ECC and are being amortized over 24 months. The Company performs a test for impairment at least annually. No impairment test was performed as of the intangible assets were fully amortized.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of June 30, 2019 and December 31, 2018 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As   sales are and have been primarily from the sale of products to customers, and the Company has no significant post-delivery obligations, this new standard did not   result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from the product sales are recognized under Topic 606  in a manner that reasonably reflects the delivery of its products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Product sales - revenue is recognized when the Company performs its obligations under the contracts it has with its customers to deliver products at an agreed upon price and it is generally when the control of the product has been transferred to the customer.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Sales returns and allowances was $0 for the six months ended June 30, 2019 and 2018. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2019 and 2018 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 12 and 13 for disclosures of revenue disaggregated by geographical area and product line.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the six months ended June 30, 2019 and 2018.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 12.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Recent Accounting Pronouncements

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

Note 3 – Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$689,440	$591,970
Work in Progress	93,661	25,353
Finished goods	218,542	430,289
Total inventories	$1,001,643	$1,047,612

At June 30, 2019 and December 31, 2018 the inventory reserve was $0.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	33,036	33,036
	464,986	464,986
Less accumulated depreciation	(459,916)	(459,234)
Property and equipment, net	$5,070	$5,752

Depreciation expense for the six months ended June 30, 2019 and 2018 was $285 and $2,842, respectively. At June 30, 2019, the Company has $437,044 of fully depreciated property and equipment that is still in use.

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that no impairment was necessary during the six months ended June 30, 2019. The carrying value of this investment at June 30, 2019 and December 31, 2018 was $10,000 and $10,000, respectively.

Note 6 – Acquisition Deposit

In April 2019, the Company also entered into a Cooperative Agreement with Magneto-Inertial Fusion Technologies, Inc (“MIFTI”) whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The initial $100,000 paid in April 2019 is presented as an acquisition deposit in the accompanying condensed consolidated balance sheet.

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2019 and December 31, 2018, the amount outstanding under this note payable was $34,675 and $42,805, respectively. The Company repaid $8,130 during the six months ended June 30, 2019.

Future maturities of notes payable as of June 30, 2019 are as follows:

Twelve months ending June 30,
2020	$16,667
2021	18,008
$34,675

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 8 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the six months ended June 30, 2019, the Company’s majority shareholder loaned an additional $13,800 to the Company and was repaid $30,159. During the six months ended June 30, 2018, the Company’s majority shareholder was repaid $16,374. The amounts due to Mr. Goldstein are $397,196 and $413,555 as of June 30, 2019 and December 31, 2018, respectively.

Note 9 – Line of Credit

As of June 30, 2019, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of June 30, 2019, and December 31, 2018, the amounts outstanding under these lines of credit were $218,768 and $222,490, respectively.

Note 10 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate which is based on the interest rate of similar debt outstanding.

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire on April 30, 2020 and the Company expects to exercise a renewal option for an additional 12 months. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2019:

	Classification on Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$285,596
Total lease assets		$285,596

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$150,595
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	135,001
Total lease liability		$285,596

Lease obligations at June 30, 2019 consisted of the following:

Twelve months ending June 30,
2020	$168,000
2021	140,000
Total payments	308,000
Amount representing interest	(22,404)
Lease obligation, net	285,596
Less lease obligation, current portion	(150,595)
Lease obligation, long-term portion	$135,001

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The lease expense for the six months ended June 30, 2019 was $84,000 which consisted of amortization expense of $70,912 and interest expense of $13,088. The cash paid under operating leases during the six months ended June 30, 2019 was $84,000. At June 30, 2019, the weighted average remaining lease terms were 1.8 years and the weighted average discount rate was 8%

Note 11 – Shareholders’ Equity

During the six months ended June 30, 2019, the Company issued:

●	867,287 shares of common stock to consultants for services rendered valued at $920,173. The fair value was determined based on the Company’s stock price on the grant date

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and

●	583,333 shares of common stock for cash of $250,000.

Note 12 – Segment Reporting

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales
Optron	$942,681	$313,524	$1,059,745	$472,585
Overhoff	587,842	248,004	1,099,831	1,088,720
Corporate	-	-	-	-
	$1,530,523	$561,528	$2,159,576	$1,561,305

Gross profit
Optron	$533,703	$151,885	$586,495	$222,974
Overhoff	252,230	135,914	517,355	542,109
Corporate	-	-	-	-
	$785,933	$287,799	$1,103,850	$765,083

Income (loss) from operations
Optron	$353,474	$30,421	$242,251	$(21,326)
Overhoff	55,485	(20,043)	134,735	185,096
Corporate	(869,335)	(420,727)	(1,018,678)	(1,109,381)
	$(460,376)	$(410,349)	$(641,692)	$(945,611)

Interest Expenses
Optron	$5,213	$6,198	$10,736	$12,320
Overhoff	-	707	49	1,464
Corporate	430	-	961	-
	$5,643	$6,905	$11,746	$13,784

Net income (loss)
Optron	$354,261	$24,223	$243,515	$(33,646)
Overhoff	46,485	(20,750)	116,686	183,632
Corporate	(866,765)	(420,727)	(1,013,639)	(1,109,381)
	$(466,019)	$(417,254)	$(653,438)	$(959,395)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	As of	As of
	June 30,	December 31,
	2019	2018
Total Assets
Optron	$1,736,716	$1,324,707
Overhoff	1,942,524	1,811,483
Corporate	360,885	199,741
	$4,040,125	$3,335,931

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Geographical sales
North America	$518,219	$158,524	$808,042	$967,765
Middle East	751,100	-	751,100	-
Asia	210,815	294,910	542,618	448,318
South America	10,990	75,193	11,576	79,308
Other	39,399	32,901	46,240	65,914
	$1,530,523	$561,528	$2,159,576	$1,561,305

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2019 and 2018 were $84,000 and $84,000, respectively. As of June 30, 2019 and December 31, 2018, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 10)

In addition, as of June 30, 2019 and December 31, 2018, the Company had accrued compensation payable to its majority shareholder of $400,000 and $350,000, respectively.

Also see Note 7.

Note 15 – Concentrations

One customer accounted for 37.4% of the Company’s sales for the six months ended June 30, 2019 and one customer accounted for 34% of the Company’s sales for the six months ended June 30, 2018.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2019 and 2018.

Note 16 -- Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	June 30, 2019
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$44,356	$44,356

	December 31, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	57,142	57,142

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2018	$57,142
Change in fair value	(3,271)
Reclassification to accounts payable	(9,515)
Contingent liability at June 30, 2019	$44,356

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 17 – Commitments

Future payment under all of the Company obligations as of June 30, 2019:

	Twelve Months Ended June 30,
	2020	2021	2022	2023	Total
Note payable	$16,667	$18,008	$-	$-	$34,675
Note payable - shareholder	-	397,196	-	-	397,196
Operating lease obligations	168,000	140,000	-	-	308,000
Line of credit	218,768	-	-	-	218,768
	$403,435	$555,204	$-	$-	$958,639

Note 18 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other then the following.

Subsequent to June 30, 2019, the Company issued 40,000 shares of common stock to a consultant for services rendered.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division; however, during the six months ended June 30, 2019 we derived 35% of our total revenues from sales made by Optron to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 63% of our total revenue in 2019. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

On April 22, 2019 the Company entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The Company also has the option to purchase 10% of MIFTI for $2,700,000.

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,		Change
	2019	2018	$	%

Sales	$1,530,523	$561,528	$968,995	172.6%
Cost of goods sold	744,590	273,729	470,861	172.0%
Gross profit	785,933	287,799	498,134	173.1%
Selling, general and administrative expenses	1,246,309	698,148	548,161	78.5%
Loss from operations	(460,376)	(410,349)	(50,027)	12.2%
Other expense	(5,643)	(6,905)	1,262	-18.3%
Loss before provision for income taxes	(466,019)	(417,254)	(48,765)	11.7%
Provision for income taxes	-	-	-
Net loss	$(466,019)	$(417,254)	$(48,765)	11.7%

Sales for the three months ended June 30, 2019 were $1,530,523 compared to $561,528 for the same period in 2018. The increase of $968,995 or 172.6% is a result of an increase in sales from both our Overhoff and Optron subsidiaries of $339,748 and $629,157, respectively. The increase in sales from our Overhoff subsidiary was due to several large orders being manufactured and shipped during the second quarter of 2019. The increase in sales from our Optron subsidiary was due to the fulfillment of a large order of drone detector instruments shipped in May 2019. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the three months ended June 30, 2019 is as follows:

North America 34%

Middle East 49%

Asia (Including Japan) 14%

South America 1%

Other 2%

Our gross margins for the three months ended June 30, 2019 were 51.4% as compared to 51.3% for the same period in 2018. The increase in gross margin is due to lower overhead costs.

Selling, general and administrative expense for the three months ended June 30, 2019 were $1,246,309 compared to $698,148 for the same period in 2018. The increase of $548,161 or 78.5 is due to higher stock-based compensation. During the three months ended June 30, 2019, stock-based compensation was $804,131 compared to $328,320 during the same period in 2018.

Other expense for the three months ended June 30, 2019 was $5,643, a decrease of $1,262 from $6,905 for the same period in 2018. The decrease was due to lower interest expense due to less debt outstanding.

Net loss for the three months ended June 30, 2019 was $466,019 compared to $417,254 for the same period in 2018. The change was principally attributed to the increase in revenue offset by an increase in stock-based compensation and other factors described above.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,		Change
	2019	2018	$	%

Sales	$2,159,576	$1,561,305	$598,271	38.3%
Cost of goods sold	1,055,726	796,222	259,504	32.6%
Gross profit	1,103,850	765,083	338,767	44.3%
Selling, general and administrative expenses	1,745,542	1,710,694	34,848	2.0%
Loss from operations	(641,692)	(945,611)	303,919	-32.1%
Other expense	(11,746)	(13,784)	2,038	-14.8%
Loss before provision for income taxes	(653,438)	(959,395)	305,957	-31.9%
Provision for income taxes	-	-	-
Net loss	$(653,438)	$(959,395)	$305,957	-31.9%

Sales for the six months ended June 30, 2019 were $2,159,486 compared to $1,561,305 for the same period in 2018. The increase of $598,271 or 38.3% is a result of an increase in sales from both our Overhoff and Optron subsidiaries of $11,021 and $587,160, respectively. The increase in sales from our Optron subsidiary was due to the fulfillment of a large order of drone detector instruments shipped in May 2019. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the six months ended June 30, 2019 is as follows:

North America 37%

Middle East 35%

Asia (Including Japan) 25%

South America 1%

Other 2%

Our gross margins for the six months ended June 30, 2019 were 51.1% as compared to 49.0% for the same period in 2018. The increase in gross margin is due to lower overhead costs.

Selling, general and administrative expense for the six months ended June 30, 2019 were $1,745,542 compared to $1,710,694 for the same period in 2018. The increase of $34,848 or 2.0% is not significant.

Other expense for the six months ended June 30, 2019 was $11,746, a decrease of $2,038 from $13,784 for the same period in 2018. The decrease was due to lower interest expense due to less debt outstanding.

Net loss for the six months ended June 30, 2019 was $653,438 compared to $959,395 for the same period in 2018. The change was principally attributed to the increase in both revenue and gross margin and other factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the six months ended June 30, 2019, our majority shareholder loaned the Company an additional $13,800 and was repaid $30,159. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At June 30, 2019, total assets increased by 21.1% to $4,040,125 from $3,335,931 at December 31, 2018 principally related to an increase in cash, acquisition deposit and right-of use assets.

At June 30, 2019, total liabilities increased by 13.9% to $1,515,271 from $1,330,337 at December 31, 2018. The increase is principally related to the lease obligation associated with the right-of-use assets.

Net cash provided by operating activities for the six months ended June 30, 2019 was $303,008 compared to cash used in operating activities of $99,871 for the same period in 2018. The change in cash from operations was principally due to a decrease in the net loss and the changes in working capital accounts, principally inventory and accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2019 was $100,000 compared to $500,000 for the same period in 2018. The decrease in cash used in investing activities was principally due to an acquisition deposit paid in 2019 of $100,000 compared to an investment of $500,000 during the same period in 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 was $221,789 compared to $1,019,922 for the same period in 2018. The change in cash from financing activities was principally due to the sale of 1,730,000 shares of our common stock for proceeds of $1,068,750 during the six months ended June 30, 2018 compared to the sale of 583,333 shares of our common stock for proceeds of $250,000 during the same period in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2019.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2019 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, the Company issued 615,287 shares of common stock to consultants for services rendered and 583,333 shares of common stock to investors for cash.

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

Date:  August 16, 2019