Form 10-Q
period 2019-09-30
US NUCLEAR CORP.
filed 2019-11-19
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of November 18, 2019 was 19,843,503.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$1,051,531	$969,118
Accounts receivable, net	618,344	730,773
Inventories	1,039,613	1,047,612
Prepaid expenses and other current assets	4,500	2,500
TOTAL CURRENT ASSETS	2,713,988	2,750,003

Property and equipment, net	4,727	5,752
Right-of-use assets	249,065
Investment	10,000	10,000
Acquisition deposit	300,000	-
Goodwill	570,176	570,176
TOTAL ASSETS	$3,847,956	$3,335,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$110,958	$93,263
Accrued liabilities	37,491	54,511
Accrued compensation - officer	425,000	350,000
Customer deposit	4,928	96,571
Acquisition contingency	35,989	57,142
Note payable	16,875	16,262
Operating lease liability	153,627
Line of credit	215,197	222,490
TOTAL CURRENT LIABILITIES	1,000,065	890,239

Note payable, net of current portion	13,633	26,543
Note payable to shareholder	398,551	413,555
Operating lease liabillity, net of current portion	95,438	-
TOTAL LIABILITIES	1,507,687	1,330,337

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,781,371 and 16,959,784 shares issued and outstanding	1,978	1,696
Additional paid in capital	8,843,362	6,445,625
Accumulated deficit	(6,505,071)	(4,441,727)
TOTAL SHAREHOLDERS’ EQUITY	2,340,269	2,005,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,847,956	$3,335,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$659,325	$1,145,480	$2,818,901	$2,706,785
Cost of sales	336,882	633,384	1,392,608	1,429,606
Gross profit	322,443	512,096	1,426,293	1,277,179

Operating expenses
Selling, general and administrative expenses	1,729,246	834,685	3,474,788	2,545,379
Acquisition of manufacturing and supply rights	-	1,084,000	-	1,084,000
Total operating expenses	1,729,246	1,918,685	3,474,788	3,629,379

Loss from operations	(1,406,803)	(1,406,589)	(2,048,495)	(2,352,200)

Other income (expense)
Interest expense	(3,103)	(8,126)	(14,849)	(21,910)
Total other expense	(3,103)	(8,126)	(14,849)	(21,910)

Loss before provision for income taxes	(1,409,906)	(1,414,715)	(2,063,344)	(2,374,110)

Provision for income taxes	-	-	-	-

Net loss	$(1,409,906)	$(1,414,715)	$(2,063,344)	$(2,374,110)

Weighted average shares outstanding - basic and diluted	18,654,300	16,584,617	17,748,583	15,643,639

Loss per shares - basic and diluted	$(0.08)	$(0.09)	$(0.12)	$(0.15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	16,959,784	$1,696	$6,445,625	$(4,441,727)	$2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss	-	-	-	(187,419)	(187,419)

Balance, March 31, 2019	17,216,834	1,722	6,564,166	(4,629,146)	1,936,742

Issuance of common stock for services	615,287	61	804,070	-	804,131
Issuance of common stock for cash	583,333	58	249,942	-	250,000
Net loss	-	-	-	(466,019)	(466,019)

Balance, June 30, 2019	18,415,454	1,841	7,618,178	(5,095,165)	2,524,854

Issuance of common stock for services	1,218,857	122	1,150,199	-	1,150,321
Issuance of common stock for cash	147,060	15	74,985	-	75,000
Net loss	-	-	-	(1,409,906)	(1,409,906)

Balance, September 30, 2019	19,781,371	$1,978	$8,843,362	$(6,505,071)	$2,340,269

Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

Issuance of common stock for services	386,410	38	632,918		632,956
Issuance of common stock for cash	1,270,000	127	781,123		781,250
Net loss				(542,141)	(542,141)

Balance, March 31, 2018	15,703,813	1,570	4,756,994	(2,576,798)	2,181,766

Issuance of common stock for services	126,000	13	328,307		328,320
Issuance of common stock for cash	460,000	46	287,454		287,500
Net loss				(417,254)	(417,254)

Balance, June 30, 2018	16,289,813	1,629	5,372,755	(2,994,052)	2,380,332

Issuance of common stock for services	326,000	33	448,707		448,740
Issuance of common stock for acquisition	300,000	30	593,970		594,000
Net loss				(1,414,715)	(1,414,715)

Balance, September 30, 2018	16,915,813	$1,692	$6,415,432	$(4,408,767)	$2,008,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(2,063,344)	$(2,374,110)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,025	59,117
Adjustment to acquisition contingency	(7,719)	6,631
Issuance of common stock for services	2,073,019	1,410,016
Issuance of common stock for manufacturing and supply rights		594,000
Expenses paid directly by majority shareholder	-	41,900
Operating lease expense	107,443	-
Changes in operating assets and liabilities:
Accounts receivable	112,429	(334,640)
Other receivables	-	-
Inventories	7,999	89,671
Prepaid expenses and other current assets	(2,000)
Accounts payable	4,261	(38,534)
Accrued liabilities	(17,020)	(17,507)
Accrued compensation - officer	75,000	75,000
Customer deposits	(91,643)	(36,855)
Operating lease liability	(107,443)	-
Net cash provided by (used in) operating activities	92,007	(525,311)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,777)
Cash paid for investment	-	(10,000)
Cash paid for acquisition deposit	(300,000)	-
Net cash used in investing activities	(300,000)	(15,777)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(7,293)	(27,178)
Proceeds from sale of common stock	325,000	1,068,750
Repayments for note payable	(12,297)	(11,280)
Proceeds from note payable to shareholder	15,155	-
Repayments for note payable to shareholder	(30,159)	(40,174)
Net cash provided by (used in) financing activities	290,406	990,118

NET INCREASE (DECREASE) IN CASH	82,413	449,030

CASH
Beginning of period	969,118	442,341
End of period	$1,051,531	$891,371

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$14,849	$21,910

Reclassification of acquisition contingency to accounts payable	$13,434	$15,796
Right of use asset and operating lease liability recognized	$356,508	$-
Payment by stockholder for intangible asset and investment	$-	$26,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2019 and December 31, 2018, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at September 30, 2019 and December 31, 2018 were all acquired with the purchase of ECC and are being amortized over 24 months. The Company performs a test for impairment at least annually. No impairment test was performed as of the intangible assets were fully amortized.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets , requiring that a test for impairment be performed at least annually. As of September 30, 2019 and December 31, 2018 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Sales returns and allowances was $0 for the nine months ended September 30, 2019 and 2018. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2019 and 2018 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 12 and 13 for disclosures of revenue disaggregated by geographical area and product line.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes . ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, ” Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share . Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the nine months ended September 30, 2019 and 2018.

Segment Reporting

FASB ASC Topic 280, Segment Reporting , requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 12.

Related Parties

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures . A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Note 3 – Inventories

Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$705,662	$591,970
Work in Progress	100,186	25,353
Finished goods	233,765	430,289
Total inventories	$1,039,613	$1,047,612

At September 30, 2019 and December 31, 2018 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	233,826	233,826
Computers and software	33,036	33,036
	464,986	464,986
Less accumulated depreciation	(460,259)	(459,234)
Property and equipment, net	$4,727	$5,752

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1,025 and $5,276, respectively. At September 30, 2019, the Company has $437,044 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that no impairment was necessary during the nine months ended September 30, 2019. The carrying value of this investment at September 30, 2019 and December 31, 2018 was $10,000 and $10,000, respectively.

Note 6 – Acquisition Deposit

In April 2019, the Company also entered into a Cooperative Agreement with Magneto-Inertial Fusion Technologies, Inc (“MIFTI”) whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. As of September 30, 2019, the Company has paid $300,000 which is presented as an acquisition deposit in the accompanying consolidated balance sheet.

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2019 and December 31, 2018, the amount outstanding under this note payable was $30,508 and $42,805, respectively. The Company repaid $12,297 during the nine months ended September 30, 2019.

Future maturities of notes payable as of September 30, 2019 are as follows:

Twelve months ending September 30,
2020	$16,875
2021	13,633
$30,508

Note 8 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the nine months ended September 30, 2019, the Company’s majority shareholder loaned an additional $15,155 to the Company and was repaid $30,159. During the nine months ended September 30, 2018, the Company’s majority shareholder was repaid $40,174. The amounts due to Mr. Goldstein are $398,551 and $413,555 as of September 30, 2019 and December 31, 2018, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 9 – Line of Credit

As of September 30, 2019, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of September 30, 2019, and December 31, 2018, the amounts outstanding under these lines of credit were $215,197 and $222,490, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2019:

	Classification on Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$249,065
Total lease assets		$249,065

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$153,627
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	95,438
Total lease liability		$249,065

Lease obligations at September 30, 2019 consisted of the following:

Twelve months ending September 30,
2020	$168,000
2021	98,000
Total payments	266,000
Amount representing interest	(16,935)
Lease obligation, net	249,065
Less lease obligation, current portion	(153,627)
Lease obligation, long-term portion	$95,438

The lease expense for the nine months ended September 30, 2019 was $126,000 which consisted of amortization expense of $107,443 and interest expense of $18,557. The cash paid under operating leases during the nine months ended September 30, 2019 was $126,000. At September 30, 2019, the weighted average remaining lease terms were 1.6 years and the weighted average discount rate was 8%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 11 – Shareholders’ Equity

During the nine months ended September 30, 2019, the Company issued:

●	2,086,144 shares of common stock to consultants and board members for services rendered valued at $2,070,494. The fair value was determined based on the Company’s stock price on the grant date

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and

●	730,393 shares of common stock for cash of $325,000.

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales
Optron	$72,619	$377,775	$1,132,364	$850,360
Overhoff	586,706	767,705	1,686,537	1,856,425
Corporate	-	-	-	-
	$659,325	$1,145,480	$2,818,901	$2,706,785

Gross profit
Optron	$33,102	$171,694	$619,597	$394,668
Overhoff	289,341	340,402	806,696	882,511
Corporate	-	-	-	-
	$322,443	$512,096	$1,426,293	$1,277,179

Income (loss) from operations
Optron	$(160,601)	$38,444	$81,650	$17,118
Overhoff	112,012	161,032	246,747	346,128
Corporate	(1,358,214)	(1,606,065)	(2,376,892)	(2,715,446)
	$(1,406,803)	$(1,406,589)	$(2,048,495)	$(2,352,200)

Interest Expenses
Optron	$2,724	$5,285	$13,460	$17,605
Overhoff	-	485	49	1,949
Corporate	379	2,356	1,340	2,356
	$3,103	$8,126	$14,849	$21,910

Net income (loss)
Optron	$(157,325)	$33,159	$86,190	$(487)
Overhoff	103,012	160,547	219,698	344,179
Corporate	(1,355,593)	(1,608,421)	(2,369,232)	(2,717,802)
	$(1,409,906)	$(1,414,715)	$(2,063,344)	$(2,374,110)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	As of	As of
	September 30,	December 31,
	2019	2018
Total Assets
Optron	$1,454,897	$1,324,707
Overhoff	1,940,046	1,811,483
Corporate	453,013	199,741
	$3,847,956	$3,335,931

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Geographical sales
North America	$187,819	$463,678	$995,861	$1,431,443
Middle East	-	-	751,100	-
Asia	429,536	607,408	972,154	1,055,726
South America	-	59,929	11,576	139,237
Other	41,970	14,465	88,210	80,379
	$659,325	$1,145,480	$2,818,901	$2,706,785

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2019 and 2018 were $126,000 and $126,000, respectively. As of September 30, 2019 and December 31, 2018, payable to Gold Team Inc. in connection with the above leases amount to $28,000 and $0, respectively. (See Note 10)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

In addition, as of September 30, 2019 and December 31, 2018, the Company had accrued compensation payable to its majority shareholder of $425,000 and $350,000, respectively.

Also see Note 7.

Note 15 – Concentrations

One customer accounted for 26.8% of the Company’s sales for the nine months ended September 30, 2019 and two customers accounted for 30% and 20% of the Company’s sales for the nine months ended September 30, 2018.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2019 and 2018.

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	September 30, 2019
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$35,989	$35,989

	December 31, 2018
	Level 1	Level 2	Level 3	TOTAL
LIABILITES
Contingent Liability	-	-	$57,142	$57,142

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2018	$57,142
Change in fair value	(7,719)
Reclassification to accounts payable	(13,434)
Contingent liability at September 30, 2019	$35,989

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 17 – Commitments

Future payment under all of the Company obligations as of September 30, 2019:

	Twelve Months Ended September 30,
	2020	2021	2022	2023	Total
Note payable	$16,875	$13,633	$-	$-	$30,508
Note payable - shareholder	-	398,551	-	-	398,551
Operating lease obligations	168,000	98,000	-	-	266,000
Line of credit	218,197	-	-	-	218,197
	$403,072	$510,184	$-	$-	$913,256

Note 18 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

Subsequent to September 30, 2019, the Company issued a total of 62,132 shares for professional services rendered.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division; however, during the nine months ended September 30, 2019 we derived 26.7% of our total revenues from sales made by Optron to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 65% of our total revenue in 2019. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

	Three Months Ended September 30,		Change
	2019	2018	$	%

Sales	$659,325	$1,145,480	$(486,155)	-42.4%
Cost of goods sold	336,882	633,384	(296,502)	-46.8%
Gross profit	322,443	512,096	(189,653)	-37.0%
Selling, general and administrative expenses	1,729,246	1,918,685	(189,439)	-9.9%
Loss from operations	(1,406,803)	(1,406,589)	(214)	0.0%
Other expense	(3,103)	(8,126)	5,023	-61.8%
Loss before provision for income taxes	(1,409,906)	(1,414,715)	4,809	-0.3%
Provision for income taxes	-	-	-
Net loss	$(1,409,906)	$(1,414,715)	$4,809	-0.3%

Sales for the three months ended September 30, 2019 were $659,325 compared to $1,145,480 for the same period in 2018. The decrease of $486,155 or 42.4% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $180,999 and $305,156, respectively. The decrease in sales from our Overhoff subsidiary was due to several large orders not shipping within the quarter. The decrease in sales from our Optron subsidiary was due to a decrease in large purchase orders. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the three months ended September 30, 2019 is as follows:

North America 29%

Middle East 0%

Asia (Including Japan) 65%

South America 0%

Other 6%

Our gross margins for the three months ended September 30, 2019 were 48.9% as compared to 44.7% for the same period in 2018. The increase in gross margin is due to lower overhead costs.

Selling, general and administrative expense for the three months ended September 30, 2019 were $1,729,246 compared to $1,918,685 for the same period in 2018. The decrease of $189,439 or 9.9% was due to the acquisition of manufacturing and supply rights in 2018 of $1,084,000 offset by higher stock-based compensation in 2019. During the three months ended September 30, 2019, stock-based compensation was $1,150,321 compared to $448,740 during the same period in 2018.

Other expense for the three months ended September 30, 2019 was $3,103, a decrease of $5,023 from $8,126 for the same period in 2018. The decrease was due to lower interest expense due to less debt outstanding.

Net loss for the three months ended September 30, 2019 was $1,409,906 compared to $1,414,715 for the same period in 2018. The change was principally attributed to the factors described above.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine Months Ended September 30,		Change
	2019	2018	$	%

Sales	$2,818,901	$2,706,785	$112,116	4.1%
Cost of goods sold	1,392,608	1,429,606	(36,998)	-2.6%
Gross profit	1,426,293	1,277,179	149,114	11.7%
Selling, general and administrative expenses	3,474,788	3,629,379	(154,591)	-4.3%
Loss from operations	(2,048,495)	(2,352,200)	303,705	-12.9%
Other expense	(14,849)	(21,910)	7,061	-32.2%
Loss before provision for income taxes	(2,063,344)	(2,374,110)	310,766	-13.1%
Provision for income taxes	0	0	0
Net loss	$(2,063,344)	$(2,374,110)	$310,766	-13.1%

Sales for the nine months ended September 30, 2019 were $2,818,901 compared to $2,706,785 for the same period in 2018. The increase of $112,116 or 4.1% is a result of an increase in sales from our Optron subsidiary of $282,004; offset by a decrease in sales from our Overhoff subsidiary of $169,888. The increase in sales from our Optron subsidiary was due to the fulfillment of a large order of drone detector instruments shipped in May 2019. The decrease in sales from our Overhoff subsidiary was due to several large orders not shipping during the third quarter. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the nine months ended September 30, 2019 is as follows:

North America 35%

Middle East 27%

Asia (Including Japan) 35%

South America 0%

Other 3%

Our gross margins for the nine months ended September 30, 2019 were 50.6% as compared to 47.2% for the same period in 2018. The increase in gross margin is due to lower overhead costs.

Selling, general and administrative expense for the nine months ended September 30, 2019 were $3,474,788 compared to $3,629,379 for the same period in 2018. The decrease of $154,591 or 4.3% was due to the acquisition of manufacturing and supply rights in 2018 of $1,084,000 offset by higher stock-based compensation in 2019. During the nine months ended September 30, 2019, stock-based compensation was $2,073,019 compared to $1,410,016 during the same period in 2018.

Other expense for the nine months ended September 30, 2019 was $14,849, a decrease of $7,061 from $21,910 for the same period in 2018. The decrease was due to lower interest expense due to less debt outstanding.

Net loss for the nine months ended September 30, 2019 was $2,063,344 compared to $2,374,110 for the same period in 2018. The change was principally attributed to the factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the nine months ended September 30, 2019, our majority shareholder loaned the Company an additional $15,155 and was repaid $30,159. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At September 30, 2019, total assets increased by 15.3% to $3,847,956 from $3,335,931 at December 31, 2018 principally related to an increase in cash, acquisition deposit and right-of use assets offset by a decrease in inventory.

At September 30, 2019, total liabilities increased by 13.3% to $1,507,687 from $1,330,337 at December 31, 2018. The increase is principally related to the lease obligation associated with the right-of-use assets.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $92,007 compared to cash used in operating activities of $525,311 for the same period in 2018. The change in cash from operations was principally due to a decrease in the net loss and the changes in working capital accounts, principally inventory and accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2019 was $300,000 compared to $15,777 for the same period in 2018. The increase in cash used in investing activities was principally due to an acquisition deposit paid in 2019 of $300,000.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $290,406 compared to $990,118 for the same period in 2018. The change in cash from financing activities was principally due to the sale of 1,730,000 shares of our common stock for proceeds of $1,068,750 during the nine months ended September 30, 2018 compared to the sale of 730,393 shares of our common stock for proceeds of $325,000 during the same period in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2019.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on April 17, 2019 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, the Company issued 1,218,857 shares of common stock to consultants for services rendered and 147,060 shares of common stock to investors for cash.

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

Date:  November 18, 2019