Form 10-K
period 2019-12-31
US NUCLEAR CORP.
filed 2020-07-02
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $9,747,184 as of June 30, 2019.

The number of shares of the Registrant’s common stock outstanding as of June 26, 2020, was 21,383,842.

Reliance on Order for Reporting Relief

On March 4, 2020, the Securities and Exchange Commission (“SEC”) issued an order (the “Order”) under the Securities Exchange Act of 1934 (the “Exchange Act”) extending the deadlines for filing certain reports made under the Exchange Act, including annual reports on Form 10-K, for registrants subject to the reporting obligations under the Exchange Act that have been particularly impacted by the COVID-19 (novel coronavirus) (“COVID-19”) and which reports have filing deadlines between March 1 and April 30, 2020, subsequently extended to July 1, 2020.

The Company has relied on the Order with respect to this Annual Report on Form 10-K for the year ended December 31, 2019, which was due to be filed with the SEC on or before March 30, 2020.

The Company relied on the Order due to the reduction in staff, suspension of in-person operations at certain of the Company’s locations, delays in being able to meet and work with the Company’s auditors due to “shelter in place” restrictions, and other financial and operational concerns associated with or caused by COVID-19.

The Company has included updated risk factors relating to the impact that COVID-19 has had and is continuing to have on the Company and its business.

US NUCLEAR CORP.

FORM 10-K

i

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

US Nuclear Corp is a smaller reporting company under SEC Rule 405 because it has annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.  As a smaller reporting company, pursuant to Rule 8-01 of Regulation S-X, the Company is only required to produce financial statements as follows: (a) audited balance sheet as of the end of each of the most recent two fiscal years, or as of a date within 135 days if the issuer has existed for a period of less than one fiscal year, (b) audited statements of income, cash flows and changes in stockholders’ equity for each of the two fiscal years preceding the date of the most recent audited balance sheet (or such shorter period as the registrant has been in business), and (c) interim reviewed financial statements for the current period if the filing is more than 135 days after the end of your fiscal year.  Any and all amendments shall include updated interim or audited financial statements if the financial statements in the prior filing are more than 135 days old.

On October 15, 2013, US Nuclear Corp f/k/a APEX 3 Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger between the Company, Robert I. Goldstein, US Nuclear Acquisition Corp (“Merger Sub”), a California corporation and Optron Scientific Company, Inc. dba Technical Associates, (“Optron Scientific”) a California corporation and the parent company of Overhoff Technology Corp. The Agreement and Plan of Merger provided for the acquisition by the Company of all of the outstanding shares of Optron Scientific through a reverse merger of Merger Sub into Optron Scientific, the surviving corporation. We have filed the Agreement and Plan of Merger as Exhibits 3.4 and 2.1 with this statement and with the State of California.

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

In conjunction with the Agreement and Plan of Merger, US Nuclear Corp, Optron Scientific and Robert I. Goldstein entered into a Cancellation Agreement which provided for the cancellation of 9,150,000 shares of US Nuclear Corp held by Robert I. Goldstein, in consideration of his entering into the Agreement and Plan of Merger, which provided for his right to acquire 9,150,000 shares of US Nuclear Corp after it had the value of the ownership of Optron Scientific. As part of the consideration for the merger transaction, the share value of Mr. Goldstein’s shares of the Company prior to the merger was estimated at the par value of the shares, or 9,150,000 times the par value of .0001 per share. After the merger, the newly issued 9,150,000 shares of the Company held by Mr. Goldstein had a value of 85.51 percent of the total value of the outstanding stock of the Company after its acquisition of all of the stock of Optron Scientific. The Agreement and Plan of Merger was signed by Mr. Goldstein in his individual capacity and as President and Chief Executive Officer of the Company and as President and Chief Executive Officer of Optron Scientific, and of Merger Sub. The Cancellation Agreement was signed by Mr. Goldstein in his individual capacity and as President, and Chief Executive Officer of the Company and of Optron Scientific. The Corporate Secretary of each of the companies, Darian B. Andersen, also signed on behalf of each of the companies. The remaining 1,550,000 outstanding shares of US Nuclear Corp, which are held by Richard Chiang, were unaffected by the Cancellation Agreement.

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

The Company’s two main divisions consisting of Optron Scientific Company Inc., DBA Technical Associates and Overhoff Technology Corporation offer over 200 products that service and address the nuclear power industry, domestically and internationally. Technical Associates specializes in the design and manufacture of radiation detection equipment monitors and hand held devices, while Overhoff Technology Corporation specializes in the design and manufacture of tritium air monitors and water monitors.

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

On February 5, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Grapheton, Inc., a California corporation (“Grapheton”). Grapheton is a start-up company that focuses on building energy storage devises, known as supercapacitors, from a new material system. The technology utilized by Grapheton has been proven to provide a compelling advantage in microelectrode arrays with superior electrical and electrochemical properties. Grapheton was founded by Sam Kassegne, PgD, PE (“Kassegne”), who serves as Grapheton’s President and Chief Technical Officer, and Bao Nguyen (“Nguyen”), Grapheton’s Chief Operations Officer.

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

Our business is intensely competitive, and our revenues are unpredictable as a small company.

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

Our international revenues were 54% of our total revenue in 2019. This was a 20% increase from 2018 and we expect this trend to continue in 2020 as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

We operate in a highly competitive industry. Many of our current and potential competitors, including larger multinational companies, domestic manufacturing companies with multiple product lines in radiation detection products have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than US Nuclear Corp. In addition, many of these competitors may be able to devote significantly greater resources to:

●	research and development of new products

●	attracting and retaining key employees;

●	maintaining a large budget for marketing and promotional expenses

●	providing more favorable credit terms to suppliers and channel distributors

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

●	difficulties in assimilating the operations and employees of acquired companies;

●	diversion of our management’s attention from ongoing business concerns;

●	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

●	additional expense associated with amortization of acquired assets;

●	additional expense associated with understanding and development of acquired business;

●	maintenance and implementation of uniform standards, controls, procedures and policies; and

●	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

We face risks related to Novel Coronavirus (COVID-19) which have disrupted our manufacturing, research and development, operations, sales and financial results, and could continue to do so for the foreseeable future.

While we are still operating, our business has been and will continue to be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

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

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	competition from other radiation detection companies or related businesses;

●	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;

●	changes in key personnel;

●	entry into new geographic markets;

●	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of other radiation detection and related companies;

●	investors’ perceptions of our prospects and the prospects of the nuclear power industry;

●	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	announcements relating to litigation;

●	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock;

●	future sales of our common stock by our officers, directors and significant stockholders; and

●	changes in accounting principles affecting our financial reporting.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors, potentially decreasing our stock price.

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

Our executive officers, directors and their affiliated entities together will beneficially own approximately 55.7% of our Common Stock, representing approximately 77% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

OTC Bulletin Board Qualification for Quotation

On February 6, 2015, we were issued our ticker symbol, UCLE on the OTC Bulletin Board from FINRA. On March 20, 2015, we were approved for DTC eligibility by the Depository Trust and Clearing Corporation,) (“DTCC”).

Holders

As of June 26, 2020, we had 54 holders of record of our Common Stock.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Control by Management

As of December 31, 2019, management currently owns 50.7% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Market Information

We have already been approved by FINRA for the Over-the-Counter Bulletin Board (“OTCBB”) trading and additionally have also been approved with the Depository Trust and Clearing Corporation or (“DTCC”) for DTC eligibility. Our stock ticker symbol is UCLE on the Over-the-Counter Bulletin Board. For information on shareholders who owns 5% or more of our common stock, as well as the ownership of our officers and directors, please see “Security Ownership of Certain Beneficial Owners and Management”.

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $.0001 per share, of which none have been designated or issued. As of December 31, 2019, we had (i) 20,067,371 shares of common stock outstanding, held of record by 54 shareholders, and (ii) no shares of preferred stock outstanding. As of June 26, 2020, there are 21,383,842 shares of common stock outstanding, held of record by 54 shareholders.

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

Recent Sales of Unregistered Securities

Subsequent to December 31, 2019, the Company issued 294,300 shares of Common Stock for consulting services rendered.

On February 14, 2020 the Company issued 163,275 shares of common stock pursuant to the terms of Convertible Debenture Number UCLE-1.

In addition, the Company issued 858,896 shares of Common Stock to Grapheton, Inc per the Stock Purchase Agreement dated February 5, 2020.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division; however, during the year ended December 31, 2019 we derived 21.3% of our total revenues from sales made by Optron to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 54% of our total revenue in 2019. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

On April 22, 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment.

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018

	Years Ended December 31,		Change
	2019	2018	$	%
Sales	$3,540,387	$3,634,560	$(94,173)	-2.6%
Cost of goods sold	1,605,447	1,707,355	(101,908)	-6.0%
Gross profit	1,934,940	1,927,205	7,735	0.4%
Consulting expense	1,668,958	1,440,213	228,745	15.9%
Professional fees	380,951	330,536	50,415	15.3%
Officer compensation	896,000	110,000	786,000	714.5%
Payroll and related expense	858,152	689,874	168,278	24.4%
General and administrative expense	590,783	664,162	(73,379)	-11.0%
Acquisition of manufacturing and supply rights	-	1,084,000	(1,084,000)	-100.0%
Loss from operations	(2,459,904)	(2,391,580)	(68,324)	2.9%
Other expense	(700,869)	(15,490)	(685,379)	4424.7%
Loss before provision for income taxes	(3,160,773)	(2,407,070)	(753,703)	31.3%
Provision for income taxes	-	-	-
Net loss	$(3,160,773)	$(2,407,070)	$(753,703)	31.3%

Sales for the year ended December 31, 2019 were $3,540,387 compared to $3,634,560 for the same period in 2018. The decrease of $94,173 or 2.6% is a result of a decrease in sales from our Overhoff subsidiary of $124,930; offset by an increase in sales from our Optron subsidiary of $30,757. The decrease in sales from our Overhoff subsidiary was due to the timing of shipment for larger orders. The increase in sales from our Optron subsidiary was due to the fulfillment of a large order of drone detector instruments in 2019. We recognize revenue from the sale of our products when the orders are completed, and we ship the product to our customer. The sales breakdown for the year ended December 31, 2019 is as follows:

North America 46.0%

Middle East 21.2%

Asia (Including Japan) 29.3%

South America 0.4%

Other 3.1%

Our gross margins for the year ended December 31, 2019 were 54.7% as compared to 53.0% for the same period in 2018. The increase in gross margin is due to the sale of more higher margin products.

Consulting expense for the year ended December 31, 2019 was $1,668,958 compared to $1,440,213 for the same period in 2018. The increase of $228,745 or 15.9% was due to common stock issued to consultants for services rendered.

Professional fees for the year ended December 31, 2019 were $380,951 compared to $330,536 for the same period in 2018. The increase of $50,415 or 15.3% was due to additional legal and accounting fees

Officer compensation for the year ended December 31, 2019 was $896,000 compared to $110,000 for the same period in 2018. The increase of $786,000 or 714.5% was due to the issuance of 700,000 shares of common stock to our CEO.

Payroll and related expense for the year ended December 31, 2019 was $858,152 compared to $689,874 for the same period in 2018. The increase of $168,278 or 24.4% was due to the increase in personnel.

General and administrative expense for the year ended December 31, 2019 was $590,783 compared to $664,162 for the same period in 2018. The decrease of $73,379 or 11% was due to lower amortization of intangible assets.

Other expense for the year ended December 31, 2019 was $700,869, an increase of $685,379 from $15,490 for the same period in 2018. The increase was due to the write-down of investments of $508,000 and loss on issuance of convertible debenture of $183,978 in 2019 and higher interest expense associated with the amortization of the debt discount associated with the convertible debenture.

Net loss for the year ended December 31, 2019 was $3,160,773 compared to $2,407,070 for the same period in 2018. The change was principally attributed to the factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock and the issuance of a convertible debenture. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the year ended December 31, 2019, our majority shareholder loaned the Company an additional $16,255 and was repaid $30,159. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2019, total assets increased by 6.1% to $3,541,036 from $3,335,931 at December 31, 2018 principally related to an increase in cash and right-of use assets offset by a decrease in inventory.

At December 31, 2019, total liabilities increased by 30.9% to $1,740,872 from $1,330,337 at December 31, 2018. The increase is principally related to the lease obligation associated with the right-of-use assets and derivative liability associated with the convertible debenture.

Net cash used in operating activities for the year ended December 31, 2019 was $130,621 compared to $394,863 for the same period in 2018. The change in cash from operations was principally due to a decrease in the net loss, the increase in non-cash expenses in 2019 and the changes in working capital accounts, principally inventory and accounts receivable.

Net cash used in investing activities for the year ended December 31, 2019 was $503,592 compared to $15,777 for the same period in 2018. The increase in cash used in investing activities was principally due to $500,000 paid for an investment in 2019.

Net cash provided by financing activities for the year ended December 31, 2019 was $752,755 compared to $937,417 for the same period in 2018. The change in cash from financing activities was principally due to the sale of 1,730,000 shares of our common stock for proceeds of $1,068,750 during the year ended December 31, 2018 compared to the sale of 730,393 shares of our common stock for proceeds of $325,000 during the same period in 2019 the issuance of a convertible debenture in 2019 for $465,000.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company’s only derivative financial instruments were an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion and a warrant with an exercise price that is adjustable based on future events.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm.

On June 10, 2019, the board of directors (the “Board”) and majority shareholders of US Nuclear Corp. (the “Company”) dismissed MaloneBailey LLP (“MB”) as the independent registered public accounting firm for the Company effective immediately.

There have been no disagreements with MB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MB would have caused them to make reference to the subject matter of the disagreements in connection with their report, and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for MB having advised the Company of the existence of material weaknesses in the Company’s internal control over financial reporting.

(b) Engagement of New Independent Registered Public Accounting Firm.

On June 10, 2019, upon approval of the Company’s Board of Directors, and majority shareholder, the Company engaged Fruci & Associates II, PLLC (“Fruci”), as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2015, through June 10, 2019, neither the Company nor anyone acting on its behalf consulted with Fruci regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Fruci on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with MB or a reportable event with respect to MB; (iii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Fruci concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, these disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Officers are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2019.

Areas of material weakness include:

●	lack of segregation of duties; and

●	inadequate controls and monitoring processes over financial reporting.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of June 26, 2020.

Name	Age	Position
Robert I. Goldstein	71	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	50	Chief Financial Officer and Secretary

Richard Landry	24	Chief Operating Officer

Michael Hastings	77	Member of the Board of Directors

Dell Williamson	63	Member of the Board of Directors

Kimberly Hallowell	32	Member of the Board of Directors

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

Richard Landry – Chief Operating Officer, Director of Investor Relations and Business Development Consultant: Mr. Landry began his career in the financial world as a proprietary trader while in college; majoring in Mathematics and Applied Physics. Through an investment banking internship, Mr. Landry furthered his experience in Finance, which eventually lead him to vSource 1 Capital, where he spear-headed the business development, marketing and assisted in structuring capital for public and private companies. This included advising, marketing, sourcing, evaluating, and conducting due diligence on new opportunities. Mr. Landry has been instrumental in assisting in raising/structuring almost $1.5B worth in new capital & deal flow. He has built-out and devised algorithms/trading strategies for top hedge funds, implemented CRMs for emerging tech companies, established sales growth strategies while maintaining regulatory requirements, worked with some of the largest asset management firms in the world such as; Fosun International and CIM, and was the Chief Compliance Officer of a Chinese tech firm where he assisted in their $150 million capital raise, as well as maintaining their compliance with China’s One Belt One Road Initiative. His responsibilities at US Nuclear Corp include marketing, research on new technologies, oversight of day-to-day activities, raising capital, procuring new contracts, and evaluating/structuring new acquisitions for the company.

Michael Hastings – Member of the Board of Directors: Mr. Hastings has been a corporate finance officer for over thirty years in the medical device industry with C.R. Bard, Inc. (predecessor to Becton Dickinson), and in the industrial battery industry with EnerSys, Inc. (NYSE: ENS). Mr. Hastings retired from EnerSys in 2011 as its Vice President and Treasurer with company revenue of $2 billion and operations in all parts of the world. His responsibilities included global treasury operations including debt and capital transactions; corporate tax; hedging of currencies, interest rate exposures and the price of raw materials; credit management; pension plan investments; and investor relations. He participated fully in due diligence, valuation and negotiation of numerous acquisitions. Mr. Hastings was also a member of the Board of Directors and Chief Financial Officer of MegaGraphite, Inc. - a private graphite exploration company in Canada between 2011 and when it was sold in 2014. Mr. Hastings is currently a member of the Board of Directors of Organic Transit, Inc. - a private solar electric vehicle company in the United States. Mr. Hastings has no prior business relationship with the Company.

Dell Williamson – Member of the Board of Directors: Mr. Williamson began his career at Overhoff Technology Corporation (“Overhoff”) in 1982. As set forth in prior disclosures, Overhoff is an operating division of the Company, and thus an affiliate or related party of the Company. Mr. Williamson is currently the Vice President for production at Overhoff Technology Corporation. His duties include design, engineering and calibration as well as managing production. Mr. Williamson graduated from Cincinnati Technical College with a degree in electronics technology. He furthered his education and attended the University of Cincinnati where he majored in industrial management and mechanical engineering. Mr. Williamson has become an expert in the use, design and construction of Tritium measurement systems. He serves as the technical interface between the user/scientist and the Overhoff factory. He is a member of the following scientific groups: Health Physics Society, American Nuclear Society, DOE (US Department of Energy) Tritium Focus Group, DOE (US Department of Energy) Air Monitoring User’s Group, DOE (US Department of Energy) Health Physics Instrument Committee. Mr. Williamson has no prior experience in serving as a director of a publicly reporting company.

Kimberly Hallowell – Member of the Board of Directors: Ms. Hallowell began her career at Optron Scientific Company (“Optron”) in 2011. As set forth in prior disclosures, Optron is an operating division of the Company and thus an affiliate or related party of the Company. Ms. Hallowell manages the day to day accounting operations for all subsidiaries of the Company. Ms. Hallowell graduated from Colorado State University- Global Campus with a bachelor’s degree in accounting. In 2019 she obtained her Master of Science degree in Education. Ms. Hallowell has no prior experience in serving as director of a publicly reporting company.

In particular:

●	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

●	With respect to Mr. Hastings, the board considered his extensive managerial and financial expertise, as well as his experience in the medical service industry and his previous experience serving on a board of directors.

●	With respect to Mr. Williamson, the board considered his long tenure as Vice President of Overhoff Technology Corporation, as well as his technical and engineering expertise and knowledge he has obtained through his service to the Company.

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

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2019.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein and our Chief Financial Officer and Secretary, Rachel Boulds and our Chief Operating Officer, Richard Landry are compensated for their services to the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these two individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Employment Agreements and Compensation

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year.

On October 16, 2014, we entered into an employment agreement with Rachel Boulds, our CFO. Ms. Boulds is entitled to receive quarterly payments of $2,500. She also received a stock compensation of 25,000 shares of US Nuclear Corp restricted common stock, on the first anniversary date of her employment.

On February 27, 2019, we entered into an employment agreement with Richard Landry, our COO. Mr. Landry is entitled to receive monthly compensation of $10,000.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total

Robert I. Goldstein
President, Chief Executive Officer, and	2018	$100,000	$0	$0	$0	$0	$100,000
Chairman of the Board of Directors (1)	2019	$100,000	$686,000	$0	$0	$0	$786,000

Rachel Boulds
Chief Financial Officer, and Secretary	2018	$10,000	$0	$0	$0	$0	$10,000
	2019	$10,000	$0	$0	$0	$0	$10,000

Richard Landry
Chief Operating Officer	2018	$0	$0	$0	$0	$0	$0
	2019	$100,000	$0	$0	$0	$0	$100,000

(1)	Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2019.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Robert I. Goldstein	$0	$0	$0	$0
Michael Hastings	$0	$0	$0	$0
Dell Williamson	$0	$0	$0	$0
Kimberly Hallowell	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 20,067,371 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.   The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,850,000	54.1%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Richard Landry, Chief Operating Officer	-	-

Michael Hastings	250,000	1.2%

Dell Williamson	60,000	*

All Directors and Officers as a Group (5 persons)	11,185,000	55.3%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

When the Company is to hold a Stockholders’ meeting our auditor, Fruci & Associates II, PLLC, will be available to attend the meeting upon request.

Audit Fees

The aggregate fees billed by the Company’s former auditor Malone Bailey LLP for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $47,276 and $36,000 for the years ended December 31, 2019 and 2018.

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $28,500 and $0 for the years ended December 31, 2019 and 2018.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2019 or 2018.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2019 or 2018.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2019 or 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of US Nuclear Corp. and Subsidiaries (“the Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019. Spokane, Washington
July 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of US Nuclear Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash	$1,087,660	$969,118
Accounts receivable, net	560,303	730,773
Inventories	1,098,250	1,047,612
Prepaid expenses and other current assets	3,000	2,500
TOTAL CURRENT ASSETS	2,749,213	2,750,003

Property and equipment, net	7,848	5,752
Right-of-use assets	211,799	-
Investment	2,000	10,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,541,036	$3,335,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$55,493	$93,263
Accrued liabilities	109,450	54,511
Accrued compensation - officer	250,000	350,000
Customer deposit	6,113	96,571
Acquisition contingency	10,594	57,142
Note payable	17,087	16,262
Operating lease liability	156,719	-
Line of credit	215,266	222,490
Derivative liability	418,781	-
TOTAL CURRENT LIABILITIES	1,239,503	890,239

Note payable, net of current portion	9,201	26,543
Note payable to shareholder	500,051	413,555
Convertible debenture, net of discount of $462,963	37,037	-
Operating lease liability, net of current portion	55,080	-
TOTAL LIABILITIES	1,840,872	1,330,337

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,067,371 and 16,959,784 shares issued and outstanding	2,007	1,696
Additional paid in capital	9,300,657	6,445,625
Accumulated deficit	(7,602,500)	(4,441,727)
TOTAL SHAREHOLDERS’ EQUITY	1,700,164	2,005,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,541,036	$3,335,931

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Sales	$3,540,387	$3,634,560
Cost of sales	1,605,447	1,707,355
Gross profit	1,934,940	1,927,205

Operating expenses
Consulting expense	1,668,958	1,440,213
Professional fees	380,951	330,536
Officer compensation	896,000	110,000
Payroll and related expense	858,152	689,874
General and administrative expense	590,783	664,162
Acquisition of manufacturing and supply rights	-	1,084,000
Total operating expenses	4,394,844	4,318,785

Loss from operations	(2,459,904)	(2,391,580)

Other income (expense)
Other income	-	14,000
Writedown of investments	(508,000)	-
Interest expense and financing costs	(62,704)	(29,490)
Loss on issuance of convertible debenture	(183,978)	-
Change in value of derivative liability	53,813	-
Total other expense	(700,869)	(15,490)

Loss before provision for income taxes	(3,160,773)	(2,407,070)

Provision for income taxes	-	-

Net loss	$(3,160,773)	$(2,407,070)

Weighted average shares outstanding - basic and diluted	18,300,793	15,972,462

Loss per shares - basic and diluted	$(0.17)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	14,047,403	$1,405	$3,342,953	$(2,034,657)	$1,309,701

Issuance of common stock for services	882,381	88	1,440,125	-	1,440,213
Issuance of common stock for cash	1,730,000	173	1,068,577	-	1,068,750
Issuance of common stock for manufacturing and supply rights	300,000	30	593,970	-	594,000
Net loss	-	-	-	(2,407,070)	(2,407,070)

Balance, December 31, 2018	16,959,784	1,696	6,445,625	(4,441,727)	2,005,594

Issuance of common stock for services	2,377,194	238	2,353,721	-	2,353,959
Issuance of common stock for cash	730,393	73	324,927	-	325,000
Value of warrants issued with convertible debenture			176,384		176,384
Net loss	-	-	-	(3,160,773)	(3,160,773)

Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

OPERATING ACTIVITIES
Net loss	$(3,160,773)	$(2,407,070)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,496	59,536
Adjustment to acquisition contingency	(28,885)	7,567
Issuance of common stock for services	2,353,959	1,440,213
Issuance of common stock for manufacturing and supply rights	-	594,000
Expenses paid directly by majority shareholder	100,000	41,900
Operating lease expense	144,709	-
Amortization of debt discounts	37,037	-
Loss on issuance of convertible debenture	183,978
Change in value of derivative liability	(53,813)	-
Writedown of investments	508,000	-
Changes in operating assets and liabilities:
Accounts receivable	170,470	(452,682)
Inventories	(50,638)	267,886
Prepaid expenses and other current assets	(500)	(2,500)
Accounts payable	(55,433)	(49,764)
Accrued liabilities	54,939	(25,304)
Accrued compensation - officer	(100,000)	100,000
Customer deposits	(90,458)	31,355
Operating lease liability	(144,709)	-
Net cash used in operating activities	(130,621)	(394,863)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,592)	(5,777)
Cash paid for investment	(500,000)	(10,000)
Net cash used in investing activities	(503,592)	(15,777)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(7,224)	(77,164)
Proceeds from sale of common stock	325,000	1,068,750
Proceeds from convertible debenture	465,000	-
Repayments for note payable	(16,517)	(15,245)
Proceeds from note payable to shareholder	16,655	1,250
Repayments for note payable to shareholder	(30,159)	(40,174)

Net cash provided by financing activities	752,755	937,417

NET INCREASE IN CASH	118,542	526,777

CASH
Beginning of year	969,118	442,341
End of year	$1,087,660	$969,118

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$21,722	$29,490

Reclassification of acquisition contingency to accounts payable	$17,663	$21,528
Right of use asset and operating lease liability recognized	$356,508	$-
Payment by stockholder for intangible asset and investment	$-	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 – Organization and Basis of Presentation

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2019 and 2018.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2019 and 2018 were $5,000 and $5,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2019 and 2018, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2019 and 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at December 31, 2019 and 2018 were all acquired with the purchase of ECC and are being amortized over 24 months. The Company performs a test for impairment at least annually. No impairment test was performed as of December 31, 2019 and 2018 as the intangible assets were fully amortized.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2019 and 2018 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2019, the Company’s only derivative financial instruments were an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Sales returns and allowances was $0 for the years ended December 31, 2019 and 2018. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2019 and 2018 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Shipping and handling costs are included in cost of goods sold and for the years ended December 31, 2019 and 2018 were not significant.

See Notes 14 and 15 for disclosures of revenue disaggregated by geographical area and product line.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2019 and 2018 there were 333,333 and 0 warrants outstanding, respectively, to purchase shares of common stock and the Company had an outstanding convertible debenture that is convertible into 892,857 and 0 shares of common stock, respectively. Basic and diluted earnings per share are the same during the years ended December 31, 2019 and 2018 due to the net loss incurred.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 14.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or shareholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 3 – Inventories

Inventory at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Raw materials	$860,901	$591,970
Work in Progress	39,511	25,353
Finished goods	197,838	430,289
Total inventories	$1,098,250	$1,047,612

At December 31, 2019 and 2018 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2019 and 2018:

	2019	2018
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	233,826
Computers and software	33,036	33,036
	468,578	464,986
Less accumulated depreciation	(460,730)	(459,234)
Property and equipment, net	$7,848	$5,752

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,496 and $5,695, respectively. At December 31, 2019 and 2018, the Company had $440,628 and $437,044 respectively, of fully depreciated property and equipment that is still in use.

Note 5 – Intangible Assets

The following are the details of intangible assets at December 31, 2019 and 2018:

	2019	2018
Customer list	$130,000	$130,000
Technology	128,443	128,443
	258,443	258,443
Less accumulated amortization	(258,443)	(258,443)
Intangible assets, net	$-	$-

All of the above intangible assets are being amortized over 24 months.

Amortization expense for the years ended December 31, 2019 and 2018 was $0 and $53,841, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 6 – Investments

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2019 and 2018 was $1,000 and $10,000, respectively.

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2019 was $1,000.

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2019 and 2018, the amount outstanding under this note payable was $26,288 and $42,805, respectively.

Future maturities of notes payable as of December 31, 2019 are as follows:

Year ending December 31,
2020	$17,087
2021	9,201
$26,288

Note 8 – Convertible Debenture

Convertible debentures consisted of the following at December 31, 2019 and 2018:

	2019	2018
Issued on November 25, 2019; accrues interest at 8% per annum; due March 25, 2021; convertible at the lower of $1.50 or 80% of the lowest volume weighted average price 5 days prior to conversion	$500,000	$-
Total convertible debenture	500,000	-
Unamortized debt discount	(462,963)	-
Convertible debenture, net	$37,037	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The following is a roll-forward of the Company’s convertible debentures and related discounts:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2018	$-	$-	$-
New issuances	500,000	(500,000)	-
Amortization	-	37,037	37,037
Balance, December 31, 2019	$500,000	$(462,963)	$37,037

In connection with the above mention convertible debenture, the Company also issued 333,333 warrants to the investor. The warrants have an exercise price of $1.50 per share and expire three year after issuance. The Company allocated the principal balance of the investment of $500,000 between the relative fair value of the convertible debenture and the warrants of $323,616 and $176,384, respectively. As a result of the allocation of a portion of the principal amount of the convertible debenture and the derivative liability associated with the variable conversion feature, the Company recognized a loss on the issuance of the convertible debenture of $183,978.

Note 9 – Derivative Liability

The Company determined that the conversion features of the convertible debentures represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each note, with any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the issue date. Such discounts are amortized from the date of issuance to the maturity dates of the notes. The change in the fair value of the derivative liabilities are recorded in other income or expenses in the statements of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet.

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2019:

2019

Risk free rate	1.59%
Volatility	166%
Terms (years)	1.2
Dividend rate	0%

The following table represents the Company’s derivative liability activity for the year ended December 31, 2019:

Derivative liability balance, December 31, 2018	$-
Issuance of derivative liability during the period	472,594
Change in derivative liability during the period	(53,813)
Derivative liability balance, December 31, 2019	$418,781

Note 10 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the year ended December 31, 2019, the Company’s majority shareholder paid expenses on behalf of the Company of $100,000, loaned an additional $16,655 to the Company and was repaid $30,159. During the year ended December 31, 2018, the Company’s majority shareholder paid expenses on behalf of the Company of $41,900, loan the Company $1,250 and was repaid $40,174. The amounts due to Mr. Goldstein are $400,051 and $413,555 as of December 31, 2019 and 2018, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 – Line of Credit

As of December 31, 2017, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of December 31, 2019 and 2018, the amounts outstanding under these lines of credit were $215,266 and $222,490, respectively.

Note 12 – Leases

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2019:

	Classification on Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$211,799
Total lease assets		$211,799

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$156,719
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	55,080
Total lease liability		$211,799

Lease obligations at December 31, 2019 consisted of the following:

Year ending December 31,
2020	$168,000
2021	56,000
Total payments	224,000
Amount representing interest	(12,201)
Lease obligation, net	211,799
Less lease obligation, current portion	(156,719)
Lease obligation, long-term portion	$55,080

The lease expense for the year ended December 31, 2019 was $168,000 which consisted of amortization expense of $144,709 and interest expense of $23,291. The cash paid under operating leases during the year ended December 31, 2019 was $168,000. At December 31, 2019, the weighted average remaining lease terms were 1.3 years and the weighted average discount rate was 8%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 13 – Shareholders’ Equity

Common stock

During the year ended December 31, 2019, the Company issued:

●	2,372,144 shares of common stock to consultants and board members for services rendered valued at $2,351,434. The fair value was determined based on the Company’s stock price on the grant date;

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and;

●	730,393 shares of common stock for cash of $325,000.

During the year ended December 31, 2018, the Company issued:

●	859,260 shares of common stock to consultants for services rendered valued at $1,418,134. The fair value was determined based on the Company’s stock price on the date of issuance;

●	23,121 shares of common stock to employees for compensation valued at $22,079. The fair value was determined based on the Company’s stock price on the date of issuance;

●	1,730,000 shares of common stock to investors for cash proceeds of $1,068,750; and

●	300,000 shares of common stock for the acquisition of manufacturing and supply rights valued at $594,000. The fair value was determined based on the Company’s stock price on the date of issuance.

Agreement with Consultant

The Company had an agreement to issue $50,000 worth of common stock to a consultant for services in performed in 2019. In 2020, the Company and this consultant entered into a new agreement and the $50,000 of common shares was factored into the compensation per the new agreement. The Company accrued $50,000 at December 31, 2019 related to the original agreement.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	-	$-	-	$-
Granted	333,333
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Exercisable, December 31, 2019	333,333	$1.50	2.90	$-

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2019:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$1.50
333,333

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

In connection with the sale of common stock to two investors in June 2019, the Company also granted to these two investors the option to purchase an additional 466,667 shares of common stock for $0.75 per shares. The option expired in December 2019 was not exercised by the investors. The Company used a weighted average Black-Scholes option pricing model to determine the fair value of these options of $222,335 with the following assumptions:

Risk free rate	2.18%
Volatility	165%
Terms (years)	0.5
Dividend rate	0%

Note 14 – Segment Reporting

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

The following tables summarize the Company’s segment information for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

Sales
Optron	$1,193,135	$1,162,378
Overhoff	2,347,252	2,472,182
Corporate	-	-
	$3,540,387	$3,634,560

Gross profit
Optron	$645,602	$579,586
Overhoff	1,289,338	1,347,619
Corporate	-	-
	$1,934,940	$1,927,205

Income (loss) from operations
Optron	$(81,135)	$(48,219)
Overhoff	495,880	516,648
Corporate	(2,874,649)	(2,860,009)
	$(2,459,904)	$(2,391,580)

Interest Expenses
Optron	$20,007	$24,064
Overhoff	49	2,489
Corporate	42,648	2,937
	$62,704	$29,490

Net income (loss)
Optron	$(77,142)	$(72,283)
Overhoff	459,831	528,159
Corporate	(3,543,462)	(2,862,946)
	$(3,160,773)	$(2,407,070)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	As of December 31,
	2019	2018
Total Assets
Optron	$1,272,480	$1,324,707
Overhoff	2,113,626	1,811,483
Corporate	154,930	199,741
	$3,541,036	$3,335,931

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 15 - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Geographical sales
North America	$1,629,345	$2,087,053
Middle East	751,100	-
Asia	1,037,423	1,121,533
South America	11,576	74,672
Other	110,943	351,302
	$3,540,387	$3,634,560

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 16 – Income Taxes

At December 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2019	2018

Approximate net operating loss carry forwards	$6,543,000	$3,985,000

Deferred tax assets:
Federal net operating loss	$1,374,103	$836,845
State net operating loss	448,236	280,727
Tax credit	49,740	49,740
Goodwill	(137,030)	(125,687)
Total deferred tax assets	1,735,049	1,041,625
Less valuation allowance	(1,735,049)	(1,041,625)
	$-	$-

The valuation allowance increased by $693,424 and $694,862 in 2019 and 2018 due to the Company generating additional net operating losses. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $6,543,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2019 and 2018:

	2019	2018
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-

Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-21.8%	-26.8%
Permanent differences	-5.5%	-0.6%
Amortization of goodwill	0.3%	0.4%

Effective income tax rate	0.0%	0.0%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2019 and 2018.

Note 17 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the year ended December 31, 2019 and 2018 were $168,000 and $168,000, respectively. As of December 31, 2019 and 2018, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 12)

In addition, as of December 31, 2019 and 2018, the Company had accrued compensation payable to its majority shareholder of $250,000 and $350,000, respectively.

Also see Note 10.

Note 18 – Concentrations

One customer accounted for 21% of the Company sales for the year ended December 31, 2019 and at December 31, 2019 one customer accounted for 20% of the accounts receivable balance. One customer accounted for 26% of the Company sales for the year ended December 31, 2018 and at December 31, 2018 one customer accounted for 48% of the accounts receivable balance.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2019 and 2018.

Note 19 – Fair Value Measurements

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
	December 31,	Using Fair Value Hierarchy
Description	2019	Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$418,781	$-	$-	$418,781

Contingent liability	10,594			10,594

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
	December 31,	Using Fair Value Hierarchy
Description	2018	Level 1	Level 2	Level 3
Contingent liability	$71,003	$-	$-	$71,003

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2017	$71,103
Change in fair value	7,567
Reclassification to accounts payable	(21,528)
Contingent liability at December 31, 2018	$57,142
Change in fair value	(28,885)
Reclassification to accounts payable	(17,663)
Contingent liability at December 31, 2019	$10,594

Note 20 – Commitments

Future payment under all of the Company obligations as of December 31, 2019 are as follows:

	Years Ending December 31,
	2020	2021	2022	2023	Total
Note payable	$17,087	$9,201	$-	$-	$26,288
Note payable - shareholder	-	400,051	-	-	400,051
Convertible debenture	-	500,000	-	-	500,000
Operating lease obligations	168,000	56,000	-	-	224,000
Line of credit	215,266	-	-	-	215,266
	$400,353	$965,252	$-	$-	$1,365,605

Note 21 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

Subsequent to December 31, 2019, the Company issued 294,300 shares of Common Stock for consulting services rendered.

On February 14, 2020 the Company issued 163,275 shares of common stock pursuant to the terms of Convertible Debenture Number UCLE-1.

In addition, the Company issued 858,896 shares of Common Stock to Grapheton, Inc per the Stock Purchase Agreement dated February 5, 2020.

In June, 2020 the Company received a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act for approximately $82,000.  The loan has terms of 24 months and accrues interest at 1% per annum.  The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.

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

Date:  July 2, 2020

By	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman