Form 10-Q
period 2020-03-31
US NUCLEAR CORP.
filed 2020-08-25
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2020

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

The number of shares of the Registrant’s common stock outstanding as of August 18, 2020 was 22,477,536.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$914,137	$1,087,660
Accounts receivable, net	155,269	560,303
Inventories	1,218,733	1,098,250
Prepaid expenses and other current assets	3,000	3,000
TOTAL CURRENT ASSETS	2,291,139	2,749,213

Property and equipment, net	7,349	7,848
Right-of-use assets	173,783	211,799
Investments	837,420	2,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,879,867	$3,541,036

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$82,090	$55,493
Accrued liabilities	73,385	109,450
Accrued compensation - officer	275,000	250,000
Customer deposit	27,394	6,113
Acquisition contingency	5,926	10,594
Note payable	17,302	17,087
Operating lease liability	159,876	156,719
Line of credit	213,295	215,266
Convertible debenture, net of discount of $295,473	104,527	-
Derivative liability	406,323	418,781
TOTAL CURRENT LIABILITIES	1,365,118	1,239,503

Note payable, net of current portion	4,767	9,201
Note payable to shareholder	530,351	500,051
Convertible debenture, net of discount of $462,963	-	37,037
Operating lease liabillity, net of current portion	13,907	55,080
TOTAL LIABILITIES	1,914,143	1,840,872

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 21,647,837 and 20,067,371 shares issued and outstanding	2,165	2,007
Additional paid in capital	10,613,428	9,300,657
Accumulated deficit	(8,649,869)	(7,602,500)
TOTAL SHAREHOLDERS’ EQUITY	1,965,724	1,700,164
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,879,867	$3,541,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Sales	$322,239	$629,053
Cost of sales	155,912	311,136
Gross profit	166,327	317,917

Operating expenses
Selling, general and administrative expenses	894,842	499,233
Total operating expenses	894,842	499,233

Loss from operations	(728,515)	(181,316)

Other income (expense)
Interest expense	(13,395)	(6,103)
Amortization of debt discount	(167,490)	-
Change in value of derivative liability	(137,162)	-
Equity loss in investment	(807)	-
Total other expense	(318,854)	(6,103)

Loss before provision for income taxes	(1,047,369)	(187,419)

Provision for income taxes	-	-

Net loss	$(1,047,369)	$(187,419)

Weighted average shares outstanding - basic and diluted	20,559,328	17,031,588

Loss per shares - basic and diluted	$(0.05)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620		149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)

Balance, March 31, 2020	21,647,837	$2,165	$10,613,428	$(8,649,869)	$1,965,724

Balance, December 31, 2018	16,959,784	$1,696	$6,445,625	$(4,441,727)	$2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss	-	-	-	(187,419)	(187,419)

Balance, March 31, 2019	17,216,834	$1,722	$6,564,166	$(4,629,146)	$1,936,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(1,047,369)	$(187,419)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	499	285
Adjustment to acquisition contingency	3,389	(2,272)
Issuance of common stock for services	453,096	118,567
Expenses paid directly by majority shareholder	30,000	-
Operating lease expense	38,016	35,103
Amortization of debt discounts	167,490	-
Change in value of derivative liability	137,162	-
Equity loss in investment	807	-
Changes in operating assets and liabilities:
Accounts receivable	405,034	(5,592)
Inventories	(120,483)	(220,277)
Prepaid expenses and other current assets	-	-
Accounts payable	18,540	23,894
Accrued liabilities	(27,079)	(884)
Accrued compensation - officer	25,000	25,000
Customer deposits	21,281	12,356
Operating lease liability	(38,016)	(35,103)
Net cash provided by (used in) operating activities	67,367	(236,342)

INVESTING ACTIVITIES
Cash paid for investment	(235,000)	-
Net cash used in investing activities	(235,000)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(1,971)	(1,782)
Repayments for note payable	(4,219)	(4,015)
Proceeds from note payable to shareholder	300	900
Repayments for note payable to shareholder	-	(15,000)

Net cash used in financing activities	(5,890)	(19,897)

NET DECREASE IN CASH	(173,523)	(256,239)

CASH
Beginning of period	1,087,660	969,118
End of period	$914,137	$712,879

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$4,431	$6,103

Reclassification of acquisition contingency to accounts payable	$(3,389)	$3,531
Right of use asset and operating lease liability recognized	$-	$356,508
Common stock issued for conversion of convertible debenture and accrued interest	$108,986	$-
Common stock issued for investment	$601,227	$-
Relief of derivative liability	$149,620	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K filed on July 2, 2020. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2020 and December 31, 2019, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

 Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of March 31, 2020 and December 31, 2019 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2020 and December 31, 2019, the Company’s only derivative financial instruments were an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Investments

The Company accounts for investments in equity securities without a readily determinable fair value at cost, minus impairment. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred (“the measurement alternative”) in accordance with ASC 321. The Company accounts for investments for which its owns 20% or more, but less than 50% on the equity method in accordance with ASC 323.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

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

Sales returns and allowances was $0 for the three months ended March 31, 2020 and 2019. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2020 and 2019 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 13 and 14 for disclosures of revenue disaggregated by geographical area and product line.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2020 and December 31, 2019 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock and the Company had an outstanding convertible debenture that is convertible into 862,069 and 892,857 shares of common stock, respectively. Basic and diluted earnings per share are the same during the three months ended March 31, 2020 and 2019 due to the net loss incurred.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 13.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

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

 Note 3 – Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$813,290	$860,901
Work in Progress	121,633	39,511
Finished goods	283,810	197,838
Total inventories	$1,218,733	$1,098,250

At March 31, 2020 and December 31, 2019 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	33,036	33,036
	468,578	468,578
Less accumulated depreciation	(461,229)	(460,730)
Property and equipment, net	$7,349	$7,848

Depreciation expense for the three months ended March 31, 2020 and 2019 was $499 and $285, respectively. At March 31, 2020, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

On February 5, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Grapheton, Inc., a California corporation (“Grapheton”). The transaction was closed on March 12, 2020. Grapheton is a start-up company that focuses on building energy storage devises, known as supercapacitors, from a new material system. The technology utilized by Grapheton has been proven to provide a compelling advantage in microelectrode arrays with superior electrical and electrochemical properties.

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two years period. At closing, the Company was issued at total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

On the one-year anniversary of the closing of the SPA, the Company shall receive an additional 1,100 shares of Grapheton’s common stock in exchange for shares of the Compnay’s common stock in an amount equal to $707,777, as valued by an independent third-party valuator.

An additional “true up” issuance of the Compnay’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator.

The Company currently owns 24% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323.

Information regarding Grapeheton as of and for the three months ended March 31, 2020 is below:

Current assets	$131,264
Total assets	131,264
Current liabilities	5,999
Total liabilities	5,999
Total stockholders’ equity	125,265

Revenue	$-
Operating expenses	20,090
Other expenses	-
Net loss	(20,090)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2020 and December 31, 2019, the amount outstanding under this note payable was $22,069 and $26,288, respectively. The Company repaid $4,219 during the three months ended March 31, 2020.

Future maturities of notes payable as of March 31, 2020 are as follows:

Twelve Months Ending March 31,
2021	$17,302
2022	4,767
$22,069

Note 7 – Convertible Debenture

Convertible debentures consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Issued on November 25, 2019; accrues interest at 8% per annum; due March 25, 2021; convertible at the lower of $1.50 or 80% of the lowest volume weighted average price 5days prior to conversion	$400,000	$500,000
Total convertible debenture	400,000	500,000
Unamortized debt discount	(295,473)	(462,963)
Convertible debenture, net	$104,527	$37,037

The following is a roll-forward of the Company’s convertible debentures and related discounts:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2019	$500,000	$(462,963)	$37,037
Conversion to common stock	(100,000)	-	(100,000)
Amortization	-	167,490	167,490
Balance, March 31, 2020	$400,000	$(295,473)	$104,527

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

Note 8 – Derivative Liability

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Risk free rate	0.17%	1.59%
Volatility	127%	166%
Terms (years)	0.98	1.23
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2020:

Derivative liability balance, December 31, 2019	$418,781
Relief of derivative liability	(149,620)
Change in derivative liability during the period	137,162
Derivative liability balance, March 31, 2020	$406,323

Note 9 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the three months ended March 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $30,000 and loaned an additional $300 to the Company. During the three months ended March 31, 2019, the Company’s majority shareholder loaned an additional $900 to the Company and was repaid $15,000. The amounts due to Mr. Goldstein are $530,351 and $500,051 as of March 31, 2020 and December 31, 2019, respectively.

Note 10 – Line of Credit

As of March 31, 2020, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of March 31, 2020 and December 31, 2019, the amounts outstanding under these lines of credit were $213,295 and $215,266, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Note 11 – Leases

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$173,783	$211,799
Total lease assets		$173,783	$211,799

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$159,876	$156,719
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	13,907	55,080
Total lease liability		$173,783	$211,799

Lease obligations at March 31, 2020 consisted of the following:

Twelve Months Ending March 31,
2021	$168,000
2022	14,000
Total payments	182,000
Amount representing interest	(8,217)
Lease obligation, net	173,783
Less lease obligation, current portion	(159,876)
Lease obligation, long-term portion	$13,907

The lease expense for the three months ended March 31, 2020 and 2019 was $42,000 and $42,000, respectively. The cash paid under operating leases during the three months ended March 31, 2020 and 2019 was $42,000 and $42,000, respectively. At March 31, 2020, the weighted average remaining lease terms were 1.1 years and the weighted average discount rate was 8%

Note 12 – Shareholders’ Equity

Common Stock

During the three months ended March 31, 2020, the Company issued:

●	558,295 shares of common stock to consultants for services rendered valued at $453,096. The fair value was determined based on the Company’s stock price on the grant date;

●	163,275 shares of common stock for convertible notes and accrued interest of $100,000 and $8,986; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

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

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2020	333,333	$1.50	2.65	$-
Exercisable, March 31, 2020	333,333	$1.50	2.65	$-

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2020:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$1.50
333,333

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

Note 13 – Segment Reporting

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

The following tables summarize the Company’s segment information for the three and three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Sales
Optron	$90,680	$117,064
Overhoff	231,559	511,989
Corporate	-	-
	$322,239	$629,053

Gross profit
Optron	$48,862	$52,792
Overhoff	117,465	265,125
Corporate	-	-
	$166,327	$317,917

Income (loss) from operations
Optron	$(140,995)	$(111,223)
Overhoff	(65,025)	79,250
Corporate	(522,495)	(149,343)
	$(728,515)	$(181,316)

Interest Expenses
Optron	$4,440	$5,523
Overhoff	-	49
Corporate	8,955	531
	$13,395	$6,103

Net income (loss)
Optron	$(139,435)	$(110,746)
Overhoff	(74,025)	70,201
Corporate	(833,909)	(146,874)
	$(1,047,369)	$(187,419)

	March 31,	December 31,
	2020	2019
Total Assets
Optron	$1,153,912	$1,272,480
Overhoff	1,763,946	2,113,626
Corporate	962,009	154,930
	$3,879,867	$3,541,036

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

- Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Geographical sales
North America	$185,668	$289,823
Asia	97,627	331,803
South America	-	586
Other	38,944	6,841
	$322,239	$629,053

Note 15 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2020 and 2019 were $42,000 and $42,000, respectively. As of March 31, 2020 and December 31, 2019, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 11)

In addition, as of March 31, 2020 and December 31, 2019, the Company had accrued compensation payable to its majority shareholder of $275,000 and $250,000, respectively.

Also see Note 9.

Note 16 – Concentrations

One customer accounted for 32% of the Company’s sales for the three months ended March 31, 2020 and two customers accounted for 27% and 22% of the Company’s sales for the three months ended March 31, 2019.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2020 and 2019.

Note 17 – Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

	Fair Value	Fair Value Measurements at
	As of	March 31, 2020
Description	March 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$406,323	$-	$-	$406,323

Contingent liability	5,926	-	-	5,926

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$418,781	$-	$-	$418,781

Contingent liability	10,594	-	-	10,594

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2019	$10,594
Change in fair value	3,389
Reclassification to accounts payable	(8,057)
Contingent liability at March 31, 2020	$5,926

Note 18 – Commitments

Future payment under all of the Company obligations as of March 31, 2020:

	Twelve Months Ending March 31,
	2021	2022	2023	2024	Total
Note payable	$17,302	$4,767	$-	$-	$22,069
Note payable - shareholder	-	530,351	-	-	530,351
Convertible debenture	400,000	-	-	-	400,000
Operating lease obligations	168,000	14,000	-	-	182,000
Line of credit	213,295	-	-	-	213,295
	$798,597	$549,118	$-	$-	$1,347,715

Note 19 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

Subsequent to March 31, 2020, the Company issued a total of 829,699 shares for professional services rendered.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2019 filed with the Securities Exchange Commission on Form 10-K on July 2, 2020 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Our international revenues were 42.3% of our total revenue in 2020. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

On February 5, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Grapheton, Inc., a California corporation (“Grapheton”). The transaction was closed on March 12, 2020. Grapheton is a start-up company that focuses on building energy storage devises, known as supercapacitors, from a new material system. The technology utilized by Grapheton has been proven to provide a compelling advantage in microelectrode arrays with superior electrical and electrochemical properties.

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two years period. At closing, the Company was issued at total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

On the one-year anniversary of the closing of the SPA, the Company shall receive an additional 1,100 shares of Grapheton’s common stock in exchange for shares of the Compnay’s common stock in an amount equal to $707,777, as valued by an independent third-party valuator.

An additional “true up” issuance of the Compnay’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator

Novel Coronavirus (COVID-19)

While we are still operating, our business has been and will continue to be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In addition, COVID-19 or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%

Sales	$322,239	$629,053	$(306,814)	-48.8%
Cost of goods sold	155,912	311,136	(155,224)	-49.9%
Gross profit	166,327	317,917	(151,590)	-47.7%
Selling, general and administrative expenses	894,842	499,233	395,609	79.2%
Loss from operations	(728,515)	(181,316)	(547,199)	301.8%
Other expense	(318,854)	(6,103)	(312,751)	5124.5%
Loss before provision for income taxes	(1,047,369)	(187,419)	(859,950)	458.8%
Provision for income taxes	-	-	-
Net loss	$(1,047,369)	$(187,419)	$(859,950)	458.8%

Sales for the three months ended March 31, 2020 were $322,239 compared to $629,053 for the same period in 2019. The decrease of $306,814 or 48.8% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $280,430 and $18,384, respectively. The decrease in sales is principally due to the impact of COVID-19 had on our company and on our customers. The sales breakdown for the three months ended March 31, 2020 is as follows:

North America 57.6%

Middle East 0%

Asia (Including Japan) 30.3%

South America 0%

Other 12.1%

Our gross margins for the three months ended March 31, 2020 were 50.3% as compared to 50.5% for the same period in 2019. The decrease in gross margin is not significant.

Selling, general and administrative expense for the three months ended March 31, 2020 were $894,842 compared to $499,233 for the same period in 2019. The increase of $395,609 or 79.2% was due to higher stock-based compensation in 2020. During the three months ended March 31, 2020, stock-based compensation was $453,096 compared to $118,567 during the same period in 2019.

Other expense for the three months ended March 31, 2020 was $318,854, an increase of $312,751 from $6,103 for the same period in 2019. The increase was due to the amortization of the debt discount associated with the convertible debenture and the change in value of the derivative liability.

Net loss for the three months ended March 31, 2020 was $1,407,369 compared to $187,419 for the same period in 2019. The change was principally attributed to the factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the three months ended March 31, 2020, our majority shareholder loaned the Company an additional $300 and paid expenses on the Company’s behalf of $30,000. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At March 31, 2020, total assets increased by 9.6% to $3,879,867 from $3,541,036 at December 31, 2019 principally related to an increase in investments and inventory offset by a decrease in cash and accounts receivable.

At March 31, 2020, total liabilities increased by 4.0% to $1,914,143 from $1,840,872 at December 31, 2019. The increase is principally related to an increase in convertible notes.

Net cash provided by operating activities for the three months ended March 31, 2020 was $67,367 compared to cash used in operating activities of $236,342 for the same period in 2019. The change in cash from operations was principally due to changes in working capital accounts, principally inventory and accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2020 was $235,000 compared to $0 for the same period in 2019. The increase in cash used in investing activities was principally due to the investment in Grapheton in 2020.

Net cash used in financing activities for the three months ended March 31, 2020 was $5,890 compared to $19,897 for the same period in 2019. The change in cash from financing activities was principally due to the repayment for notes payable to shareholder in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2020.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on July 2, 2020, 2019 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, the Company issued 558,295 shares of common stock to consultants for services rendered; 163,275 shares of common stock for the conversion of convertible notes and accrued interest and $858,896 for an investment in Grapheton.

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

Date:  August 25, 2020