Form 10-Q
period 2020-06-30
US NUCLEAR CORP.
filed 2020-09-18
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

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

The number of shares of the Registrant’s common stock outstanding as of September 17, 2020 was 22,477,536.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$841,259	$1,087,660
Accounts receivable, net	161,807	560,303
Inventories	1,226,486	1,098,250
Prepaid expenses and other current assets	3,000	3,000
TOTAL CURRENT ASSETS	2,232,552	2,749,213

Property and equipment, net	6,850	7,848
Right-of-use assets	135,001	211,799
Investments	835,178	2,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,779,757	$3,541,036

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$123,632	$55,493
Accrued liabilities	68,597	109,450
Accrued compensation - officer	320,000	250,000
Customer deposit	30,600	6,113
Acquisition contingency	-	10,594
Note payable	17,797	17,087
Operating lease liability	135,001	156,719
Line of credit	211,543	215,266
Convertible debenture, net of discount of $220,576	179,424	-
Derivative liability	259,326	418,781
TOTAL CURRENT LIABILITIES	1,345,920	1,239,503

Note payable, net of current portion	107,587	9,201
Note payable to shareholder	505,643	500,051
Convertible debenture, net of discount of $462,963	-	37,037
Operating lease liabillity, net of current portion	-	55,080
TOTAL LIABILITIES	1,959,150	1,840,872

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 21,647,837 and 20,067,371 shares issued and outstanding	2,165	2,007
Additional paid in capital	10,613,428	9,300,657
Accumulated deficit	(8,794,986)	(7,602,500)
TOTAL SHAREHOLDERS’ EQUITY	1,820,607	1,700,164
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,779,757	$3,541,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales	$302,201	$1,530,523	$624,440	$2,159,576
Cost of sales	158,822	744,590	314,734	1,055,726
Gross profit	143,379	785,933	309,706	1,103,850

Operating expenses
Selling, general and administrative expenses	346,203	1,246,309	1,241,045	1,745,542
Total operating expenses	346,203	1,246,309	1,241,045	1,745,542

Loss from operations	(202,824)	(460,376)	(931,339)	(641,692)

Other income (expense)
Interest expense	(12,151)	(5,643)	(25,546)	(11,746)
Amortization of debt discount	(74,897)	-	(242,387)	-
Change in value of derivative liability	146,997	-	9,835	-
Equity loss in investment	(2,242)	-	(3,049)	-
Total other income (expense)	57,707	(5,643)	(261,147)	(11,746)

Loss before provision for income taxes	(145,117)	(466,019)	(1,192,486)	(653,438)

Provision for income taxes	-	-	-	-

Net loss	$(145,117)	$(466,019)	$(1,192,486)	$(653,438)

Weighted average shares outstanding - basic and diluted	21,647,837	17,542,030	21,103,582	17,288,219

Loss per shares - basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620		149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)

Balance, March 31, 2020	21,647,837	2,165	10,613,428	(8,649,869)	1,965,724

Net loss	-	-	-	(145,117)	(145,117)

Balance, June 30, 2020	21,647,837	$2,165	$10,613,428	$(8,794,986)	$1,820,607

Balance, December 31, 2018	16,959,784	$1,696	$6,445,625	$(4,441,727)	$2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss	-	-	-	(187,419)	(187,419)

Balance, March 31, 2019	17,216,834	1,722	6,564,166	(4,629,146)	1,936,742

Issuance of common stock for services	615,287	61	804,070	-	804,131
Issuance of common stock for cash	583,333	58	249,942		250,000
Net loss	-	-	-	(466,019)	(466,019)

Balance, June 30, 2019	18,415,454	$1,841	$7,618,178	$(5,095,165)	$2,524,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(1,192,486)	$(653,438)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	998	682
Adjustment to acquisition contingency	718	(3,271)
Issuance of common stock for services	453,096	922,698
Expenses paid directly by majority shareholder	40,000	-
Operating lease expense	76,798	70,912
Amortization of debt discounts	242,387	-
Change in value of derivative liability	(9,835)	-
Equity loss in investment	3,049	-
Changes in operating assets and liabilities:
Accounts receivable	398,496	59,548
Inventories	(128,236)	45,969
Accounts payable	56,827	(37,347)
Accrued liabilities	(31,867)	(10,260)
Accrued compensation - officers	70,000	50,000
Customer deposits	24,487	(71,573)
Operating lease liability	(76,798)	(70,912)
Net cash provided by (used in) operating activities	(72,366)	303,008

INVESTING ACTIVITIES
Cash paid for investment	(235,000)	-
Cash paid for acquisition deposit	-	(100,000)
Net cash used in investing activities	(235,000)	(100,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(3,723)	(3,722)
Proceeds from sale of common stock	-	250,000
Proceeds from issuance of note payable	107,587	-
Repayments for note payable	(8,491)	(8,130)
Proceeds from note payable to shareholder	520,600	13,800
Repayments for note payable to shareholder	(555,008)	(30,159)

Net cash provided by financing activities	60,965	221,789

NET DECREASE IN CASH	(246,401)	424,797

CASH
Beginning of period	1,087,660	969,118
End of period	$841,259	$1,393,915

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$4,431	$11,746

Reclassification of acquisition contingency to accounts payable	$11,312	$9,515
Right of use asset and operating lease liability recognized	$-	$356,508
Common stock issued for conversion of convertible debenture and accrued interest	$108,986	$-
Common stock issued for investment	$601,227	$-
Relief of derivative liability	$149,620	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2020 and December 31, 2019, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of June 30, 2020 and December 31, 2019 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2020 and December 31, 2019, the Company’s only derivative financial instruments were an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Sales returns and allowances was $0 for the six months ended June 30, 2020 and 2019. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2020 and 2019 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2020 and December 31, 2019 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock and the Company had an outstanding convertible debenture that is convertible into 666,667 and 892,857 shares of common stock, respectively. Basic and diluted earnings per share are the same during the six months ended June 30, 2020 and 2019 due to the net loss incurred.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Note 3 – Inventories

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$818,344	$860,901
Work in Progress	122,443	39,511
Finished goods	285,699	197,838
Total inventories	$1,226,486	$1,098,250

At June 30, 2020 and December 31, 2019 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	33,036	33,036
	468,578	468,578
Less accumulated depreciation	(461,728)	(460,730)
Property and equipment, net	$6,850	$7,848

Depreciation expense for the six months ended June 30, 2020 and 2019 was $998 and $682, respectively. At June 30, 2020, the Company has $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

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

Information regarding Grapheton as of and for the six months ended June 30, 2020 is below:

Current assets	$121,955
Total assets	121,955
Current liabilities	10,543
Total liabilities	10,543
Total stockholders' equity	111,412

Revenue	$-
Operating expenses	29,399
Other expenses	-
Net loss	(29,399)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2020 and December 31, 2019, the amount outstanding under this note payable was $17,797 and $26,288, respectively. The Company repaid $8,491 during the six months ended June 30, 2020.

In June, 2020 the Company received a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act for $107,587.  The loan has terms of 24 months and accrues interest at 1% per annum.  The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.

Future maturities of notes payable as of June 30, 2020 are as follows:

Twelve Months Ending June 30,
2021	$17,797
2022	107,587
$125,384

Note 7 – Convertible Debenture

Convertible debentures consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Issued on November 25, 2019; accrues interest at 8% per annum; due March 25, 2021; convertible at the lower of $1.50 or 80% of the lowest volume weighted average price 5days prior to conversion	$400,000	$500,000
Total convertible debenture	400,000	500,000
Unamortized debt discount	(220,576)	(462,963)
Convertible debenture, net	$179,424	$37,037

The following is a roll-forward of the Company’s convertible debentures and related discounts:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2019	$500,000	$(462,963)	$37,037
Conversion to common stock	(100,000)	-	(100,000)
Amortization	-	242,387	242,387
Balance, June 30, 2020	$400,000	$(220,576)	$179,424

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Risk free rate	0.16%	1.59%
Volatility	118%	166%
Terms (years)	0.73	1.23
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2020:

Derivative liability balance, December 31, 2019	$418,781
Relief of derivative liability	(149,620)
Change in derivative liability during the period	(9,835)
Derivative liability balance, June 30, 2020	$259,326

Note 9 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2020. During the six months ended June 30, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $555,008. During the six months ended June 30, 2019, the Company’s majority shareholder loaned an additional $13,800 to the Company and was repaid $30,159. The amounts due to Mr. Goldstein are $505,643 and $500,051 as of June 30, 2020 and December 31, 2019, respectively.

Note 10 – Line of Credit

As of June 30, 2020, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of June 30, 2020 and December 31, 2019, the amounts outstanding under these lines of credit were $211,543 and $215,266, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$135,001	$211,799
Total lease assets		$135,001	$211,799

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$135,001	$156,719
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	0	55,080
Total lease liability		$135,001	$211,799

Lease obligations at June 30, 2020 consisted of the following:

Twelve Months Ending June 30,
2021	$140,000
Total payments	140,000
Amount representing interest	(4,999)
Lease obligation, net	135,001
Less lease obligation, current portion	(135,001)
Lease obligation, long-term portion	$-

The lease expense for the six months ended June 30, 2020 and 2019 was $84,000 and $84,000, respectively. The cash paid under operating leases during the six months ended June 30, 2020 and 2019 was $84,000 and $84,000, respectively. At June 30, 2020, the weighted average remaining lease terms were 0.8 years and the weighted average discount rate was 8%

Note 12 – Shareholders’ Equity

Common Stock

During the six months ended June 30, 2020, the Company issued:

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

During the six months ended June 30, 2019, the Company issued:

●	867,287 shares of common stock to consultants for services rendered valued at $920,173. The fair value was determined based on the Company’s stock price on the grant date

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and

●	583,333 shares of common stock for cash of $250,000.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2020	333,333	$1.50	2.40	$-
Exercisable, June 30, 2020	333,333	$1.50	2.40	$-

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2020:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$1.50
333,333

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales
Optron	$83,096	$942,681	$173,776	$1,059,745
Overhoff	219,105	587,842	450,664	1,099,831
Corporate	-	-	-	-
	$302,201	$1,530,523	$624,440	$2,159,576

Gross profit
Optron	$41,055	$533,703	$89,917	$586,495
Overhoff	102,324	252,230	219,789	517,355
Corporate	-	-	-	-
	$143,379	$785,933	$309,706	$1,103,850

Income (loss) from operations
Optron	$(146,615)	$353,474	$(287,610)	$242,251
Overhoff	4,827	55,485	(60,198)	134,735
Corporate	(61,036)	(869,335)	(583,531)	(1,018,678)
	$(202,824)	$(460,376)	$(931,339)	$(641,692)

Interest Expenses
Optron	$3,897	$5,213	$8,337	$10,736
Overhoff	-	-	-	49
Corporate	8,254	430	17,209	961
	$12,151	$5,643	$25,546	$11,746

Net income (loss)
Optron	$(150,512)	$354,261	$(289,947)	$243,515
Overhoff	4,827	46,485	(69,198)	116,686
Corporate	568	(866,765)	(833,341)	(1,013,639)
	$(145,117)	$(466,019)	$(1,192,486)	$(653,438)

	June 30,	December 31,
	2020	2019
Total Assets
Optron	$1,154,046	$1,272,480
Overhoff	1,692,858	2,113,626
Corporate	932,853	154,930
	$3,779,757	$3,541,036

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

Note 14 – Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Geographical sales
North America	$294,593	$518,219	$480,261	$808,042
Middle East	-	751,100	-	751,100
Asia	7,608	210,815	105,235	542,618
South America	-	10,990	-	11,576
Other	-	39,399	38,944	46,240
	$302,201	$1,530,523	$624,440	$2,159,576

Note 15 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2020 and 2019 were $84,000 and $84,000, respectively. As of June 30, 2020 and December 31, 2019, payable to Gold Team Inc. in connection with the above leases amount to $28,000 and $0, respectively. (See Note 11)

In addition, as of June 30, 2020 and December 31, 2019, the Company had accrued compensation payable to its majority shareholder of $300,000 and $250,000, respectively.

Also see Note 9.

Note 16 – Concentrations

One customer accounted for 63% of the Company’s sales for the six months ended June 30, 2020 and one customer accounted for 37% of the Company’s sales for the six months ended June 30, 2019.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2020 and 2019.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

	Fair Value	Fair Value Measurements at
Description	As of June 30, 2020	June 30, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$259,326	$-	$-	$259,326

Contingent liability	-	-	-	-

	Fair Value	Fair Value Measurements at
Description	As of December 31, 2019	December 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$418,781	$-	$-	$418,781

Contingent liability	10,594	-	-	10,594

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2019	$10,594
Change in fair value	718
Reclassification to accounts payable	(11,312)
Contingent liability at June 30, 2020	$-

Note 18 – Commitments

Future payment under all of the Company obligations as of June 30, 2020:

	Twelve Months Ending June 30,
	2021	2022	2023	2024	Total
Note payable	$17,797	$107,587	$-	$-	$125,384
Note payable - shareholder	-	530,351	-	-	530,351
Convertible debenture	400,000	-	-	-	400,000
Operating lease obligations	140,000	-	-	-	140,000
Line of credit	213,295	-	-	-	213,295
	$771,092	$637,938	$-	$-	$1,409,030

Note 19 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

Subsequent to June 30, 2020, the Company issued a total of 829,699 shares for professional services rendered and conversion of convertible debt.

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

Our international revenues were 23.1% of our total revenue in 2020. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%

Sales	$302,201	$1,530,523	$(1,228,322)	-80.3%
Cost of goods sold	158,822	744,590	(585,768)	-78.7%
Gross profit	143,379	785,933	(642,554)	-81.8%
Selling, general and administrative expenses	346,203	1,246,309	(900,106)	-72.2%
Loss from operations	(202,824)	(460,376)	257,552	-55.9%
Other income (expense)	57,707	(5,643)	63,350	-1122.6%
Loss before provision for income taxes	(145,117)	(466,019)	320,902	-68.9%
Provision for income taxes	-	-	-
Net loss	$(145,117)	$(466,019)	$320,902	-68.9%

Sales for the three months ended June 30, 2020 were $302,201 compared to $1,530,523 for the same period in 2019. The decrease of $1,228,322 or 80.3% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $368,737 and $859,585, respectively. The decrease in sales is principally due to the impact of COVID-19 had on our company and on our customers. The sales breakdown for the three months ended June 30, 2020 is as follows:

North America 97.5%

Middle East 0%

Asia (Including Japan) 2.5%

South America 0%

Other 0%

Our gross margins for the three months ended June 30, 2020 were 47.4% as compared to 51.4% for the same period in 2019. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the three months ended June 30, 2020 were $346,203 compared to $1,246,309 for the same period in 2019. The decrease of $900,106 or 72.2% was due to lower stock-based compensation in 2020. During the three months ended June 30, 2020, stock-based compensation was $0 compared to $804,131 during the same period in 2019.

Other income (expense) for the three months ended June 30, 2020 was $57,707, a change of $63,350 from ($5,643) for the same period in 2019. The change was due to the amortization of the debt discount associated with the convertible debenture, offset due to change in value of the derivative liability.

Net loss for the three months ended June 30, 2020 was $146,117 compared to $466,019 for the same period in 2019. The change was principally attributed to the factors described above.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%

Sales	$624,440	$2,159,576	$(1,535,136)	-71.1%
Cost of goods sold	314,734	1,055,726	(740,992)	-70.2%
Gross profit	309,706	1,103,850	(794,144)	-71.9%
Selling, general and administrative expenses	1,241,045	1,745,542	(504,497)	-28.9%
Loss from operations	(931,339)	(641,692)	(289,647)	45.1%
Other (expense)	(261,147)	(11,746)	(249,401)	2123.3%
Loss before provision for income taxes	(1,192,486)	(653,438)	(539,048)	82.5%
Provision for income taxes	-	-	-
Net loss	$(1,192,486)	$(653,438)	$(539,048)	82.5%

Sales for the six months ended June 30, 2020 were $624,440 compared to $2,159,576 for the same period in 2019. The decrease of $1,535,136 or 71.1% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $649,167 and $885,969, respectively. The decrease in sales is principally due to the impact of COVID-19 had on our company and on our customers. The sales breakdown for the six months ended June 30, 2020 is as follows:

North America 76.9%

Middle East 0%

Asia (Including Japan) 16.9%

South America 0%

Other 6.2%

Our gross margins for the six months ended June 30, 2020 were 49.6% as compared to 51.1% for the same period in 2019. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the six months ended June 30, 2020 were $1,241,045 compared to $1,745,542 for the same period in 2019. The decrease of $504,497 or 28.9% was due to lower stock-based compensation in 2020. During the six months ended June 30, 2020, stock-based compensation was $453,096 compared to $922,698 during the same period in 2019.

Other expense for the six months ended June 30, 2020 was $261,147, an increase of $249,401 from $11,746 for the same period in 2019. The increase was due to the amortization of the debt discount associated with the convertible debenture.

Net loss for the six months ended June 30, 2020 was $1,192,486 compared to $653,438 for the same period in 2019. The change was principally attributed to the factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the six months ended June 30, 2020, our majority shareholder loaned the Company an additional $600 and paid expenses on the Company’s behalf of $40,000. We also repaid our majority shareholder $35,008 of amount previously advanced to the Company. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At June 30, 2020, total assets increased by 6.7% to $3,779,757 from $3,541,036 at December 31, 2019 principally related to an increase in investments and inventory offset by a decrease in cash and accounts receivable.

At June 30, 2020, total liabilities increased by 6.4% to $1,959,150 from $1,840,872 at December 31, 2019. The increase is principally related to an increase in convertible notes and notes payable, offset by a decrease in the derivative liability.

Net cash used in operating activities for the six months ended June 30, 2020 was $72,36 compared to cash provided by operating activities of $303,008 for the same period in 2019. The change in cash from operations was principally due to changes in working capital accounts, principally inventory and accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2020 was $235,000 compared to $100,000 for the same period in 2019. The increase in cash used in investing activities was principally due to the investment in Grapheton in 2020 compared to an acquisition deposit of $100,000 in 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $60,965 compared to $221,789 for the same period in 2019. The change in cash from financing activities was principally the issuance of a $107,587 note payable in 2020 compared to the issuance of common stock for $250,000 in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2020.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on July 2, 2020 for Risk Factors.

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

Date:  September 18, 2020