Form 10-Q
period 2020-09-30
US NUCLEAR CORP.
filed 2020-11-18
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

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

The number of shares of the Registrant’s common stock outstanding as of November 17, 2020 was 23,346,320.

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$484,012	$1,087,660
Accounts receivable, net	309,632	560,303
Inventories	1,415,751	1,098,250
Prepaid expenses and other current assets	3,000	3,000
TOTAL CURRENT ASSETS	2,212,395	2,749,213

Property and equipment, net	6,346	7,848
Right-of-use assets	95,438	211,799
Investments	832,529	2,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,716,884	$3,541,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$120,786	$55,493
Accrued liabilities	73,781	109,450
Accrued compensation - officer	375,000	250,000
Customer deposit	287,896	6,113
Acquisition contingency	-	10,594
Note payable	17,797	17,087
Operating lease liability	95,438	156,719
Line of credit	210,128	215,266
Convertible debenture, net of discount of $135,802	239,198	-
Derivative liability	151,598	418,781
TOTAL CURRENT LIABILITIES	1,571,622	1,239,503

Note payable, net of current portion	107,587	9,201
Note payable to shareholder	443,850	500,051
Convertible debenture, net of discount of $462,963	-	37,037
Operating lease liability, net of current portion	-	55,080
TOTAL LIABILITIES	2,123,059	1,840,872

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,746,542 and 20,067,371 shares issued and outstanding	2,275	2,007
Additional paid in capital	11,236,922	9,300,657
Accumulated deficit	(9,645,372)	(7,602,500)
TOTAL SHAREHOLDERS’ EQUITY	1,593,825	1,700,164
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,716,884	$3,541,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$484,318	$659,325	$1,108,758	$2,818,901
Cost of sales	281,808	336,882	596,542	1,392,608
Gross profit	202,510	322,443	512,216	1,426,293

Operating expenses
Selling, general and administrative expenses	1,021,507	1,729,246	2,262,552	3,474,788
Total operating expenses	1,021,507	1,729,246	2,262,552	3,474,788

Loss from operations	(818,997)	(1,406,803)	(1,750,336)	(2,048,495)

Other income (expense)
Interest expense	(10,905)	(3,103)	(36,451)	(14,849)
Amortization of debt discount	(84,774)	-	(327,161)	-
Change in value of derivative liability	66,939	-	76,774	-
Equity loss in investment	(2,649)	-	(5,698)	-
Total other income (expense)	(31,389)	(3,103)	(292,536)	(14,849)

Loss before provision for income taxes	(850,386)	(1,409,906)	(2,042,872)	(2,063,344)

Provision for income taxes	-	-	-	-

Net loss	$(850,386)	$(1,409,906)	$(2,042,872)	$(2,063,344)

Weighted average shares outstanding - basic and diluted	22,204,663	18,654,300	21,473,288	17,748,583

Loss per shares - basic and diluted	$(0.04)	$(0.08)	$(0.10)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620		149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)
Balance, March 31, 2020	21,647,837	2,165	10,613,428	(8,649,869)	1,965,724

Net loss	-	-	-	(145,117)	(145,117)
Balance, June 30, 2020	21,647,837	2,165	10,613,428	(8,794,986)	1,820,607

Issuance of common stock for services	997,816	100	542,460	-	542,560
Issuance of common stock for conversion of convertible debenture and accrued interest	100,889	10	40,245	-	40,255
Derivative liability resolution	-	-	40,789	-	40,789
Net loss	-	-	-	(850,386)	(850,386)
Balance, September 30, 2020	22,746,542	$2,275	$11,236,922	$(9,645,372)	$1,593,825

Balance, December 31, 2018	16,959,784	$1,696	$6,445,625	$(4,441,727)	$2,005,594

Issuance of common stock for services	257,050	26	118,541	-	118,567
Net loss	-	-	-	(187,419)	(187,419)
Balance, March 31, 2019	17,216,834	1,722	6,564,166	(4,629,146)	1,936,742

Issuance of common stock for services	615,287	61	804,070	-	804,131
Issuance of common stock for cash	583,333	58	249,942	-	250,000
Net loss	-	-	-	(466,019)	(466,019)
Balance, June 30, 2019	18,415,454	1,841	7,618,178	(5,095,165)	2,524,854

Issuance of common stock for services	1,218,857	122	1,150,199	-	1,150,321
Issuance of common stock for cash	147,060	15	74,985	-	75,000
Net loss	-	-	-	(1,409,906)	(1,409,906)
Balance, September 30, 2019	19,781,371	$1,978	$8,843,362	$(6,505,071)	$2,340,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(2,042,872)	$(2,063,344)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,502	1,025
Adjustment to acquisition contingency	718	(7,719)
Issuance of common stock for services	995,656	2,073,019
Expenses paid directly by majority shareholder	40,000	-
Operating lease expense	116,361	107,443
Amortization of debt discounts	327,161	-
Change in value of derivative liability	(76,774)	-
Equity loss in investment	5,698	-
Changes in operating assets and liabilities:
Accounts receivable	250,671	112,429
Inventories	(317,501)	7,999
Prepaid expenses and other current assets		(2,000)
Accounts payable	53,981	4,261
Accrued liabilities	(11,428)	(17,020)
Accrued compensation - officers	125,000	75,000
Customer deposits	281,783	(91,643)
Operating lease liability	(116,361)	(107,443)
Net cash provided by (used in) operating activities	(366,405)	92,007

INVESTING ACTIVITIES
Cash paid for investment	(235,000)	-
Cash paid for acquisition deposit	-	(300,000)
Net cash used in investing activities	(235,000)	(300,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(5,138)	(7,293)
Proceeds from sale of common stock	-	325,000
Proceeds from issuance of note payable	107,587	-
Repayments for note payable	(8,491)	(12,297)
Proceeds from note payable to shareholder	520,600	15,155
Repayments for note payable to shareholder	(616,801)	(30,159)
Net cash provided by (used in) financing activities	(2,243)	290,406

NET INCREASE (DECREASE) IN CASH	(603,648)	82,413

CASH
Beginning of period	1,087,660	969,118
End of period	$484,012	$1,051,531

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$11,744	$14,849

Reclassification of acquisition contingency to accounts payable	$11,312	$13,434
Right of use asset and operating lease liability recognized	$-	$356,508
Common stock issued for conversion of convertible debenture and accrued interest	$149,241	$-
Common stock issued for investment	$601,227	$-
Relief of derivative liability	$190,409	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2020 and December 31, 2019, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets , requiring that a test for impairment be performed at least annually. As of September 30, 2020 and December 31, 2019 the Company performed the required impairment analysis which resulted in no impairment adjustments.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2020 and December 31, 2019, the Company’s only derivative financial instruments were an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Investments

The Company accounts for investments in equity securities without a readily determinable fair value at cost, minus impairment. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred (“the measurement alternative”) in accordance with ASC 321. The Company accounts for investments for which it owns 20% or more, but less than 50% on the equity method in accordance with ASC 323.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from the sale of products to customers, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition .

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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

Sales returns and allowances was $0 for the nine months ended September 30, 2020 and 2019. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2020 and 2019 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “ Compensation – Stock Compensation .” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2020 and December 31, 2019 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock and the Company had an outstanding convertible debenture that is convertible into 1,302,083 and 892,857 shares of common stock, respectively. Basic and diluted earnings per share are the same during the nine months ended September 30, 2020 and 2019 due to the net loss incurred.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Note 3 – Inventories

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$883,134	$860,901
Work in Progress	159,785	39,511
Finished goods	372,832	197,838
Total inventories	$1,415,751	$1,098,250

At September 30, 2020 and December 31, 2019 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	33,036	33,036
	468,578	468,578
Less accumulated depreciation	(462,232)	(460,730)
Property and equipment, net	$6,346	$7,848

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1,502 and $1,025, respectively. At September 30, 2020, the Company has $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Note 5 – Investment

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2020 and December 31, 2019 was $1,000 and $1,000, respectively.

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

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two year period. At closing, the Company was issued at total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

On the one-year anniversary of the closing of the SPA, the Company shall receive an additional 1,100 shares of Grapheton’s common stock in exchange for shares of the Company’s common stock in an amount equal to $707,777, as valued by an independent third-party valuator.

An additional “true up” issuance of the Company’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator.

The Company currently owns 24% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Information regarding Grapheton as of and for the nine months ended September 30, 2020 is below:

Current assets	$110,707
Total assets	110,707

Current liabilities	20,934
Total liabilities	20,934
Total stockholders’ equity	89,773

Revenue	$-
Operating expenses	40,394
Other expenses	-
Net loss	(40,394)

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2020 and December 31, 2019, the amount outstanding under this note payable was $17,797 and $26,288, respectively. The Company repaid $8,491 during the nine months ended September 30, 2020.

In June 2020 the Company received a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act for $107,587. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.

Future maturities of notes payable as of September 30, 2020 are as follows:

Twelve Months Ending September 30,
2021	$17,797
2022	107,587
$125,384

Note 7 – Convertible Debenture

Convertible debentures consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Issued on November 25, 2019; accrues interest at 8% per annum; due March 25, 2021; convertible at the lower of $1.50 or 80% of the lowest volume weighted average price 5days prior to conversion	$375,000	$500,000
Total convertible debenture	375,000	500,000
Unamortized debt discount	(135,802)	(462,963)
Convertible debenture, net	$239,198	$37,037

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

The following is a roll-forward of the Company’s convertible debentures and related discounts:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2019	$500,000	$(462,963)	$37,037
Conversion to common stock	(125,000)	-	(125,000)
Amortization	-	327,161	327,161
Balance, September 30, 2020	$375,000	$(135,802)	$239,198

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

The Company uses the Black-Scholes and Binomial option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Risk free rate	0.11%	1.59%
Volatility	83.69%	166%
Terms (years)	0.48	1.23
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2020:

Derivative liability balance, December 31, 2019	$418,781
Relief of derivative liability	(190,409)
Change in derivative liability during the period	(76,774)
Derivative liability balance, September 30, 2020	$151,598

Note 9 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2021. During the nine months ended September 30, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801. During the nine months ended September 30, 2019, the Company’s majority shareholder loaned an additional $15,155 to the Company and was repaid $30,159. The amounts due to Mr. Goldstein are $443,850 and $500,051 as of September 30, 2020 and December 31, 2019, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Note 10 – Line of Credit

As of September 30, 2020, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of September 30, 2020 and December 31, 2019, the amounts outstanding under these lines of credit were $210,128 and $215,266, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$95,438	$211,799
Total lease assets		$95,438	$211,799

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$95,438	$156,719
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	55,080
Total lease liability		$95,438	$211,799

Lease obligations at September 30, 2020 consisted of the following:

Twelve Months Ending September 30,
2021	$98,000
Total payments	98,000
Amount representing interest	(2,562)
Lease obligation, net	95,438
Less lease obligation, current portion	(95,438)
Lease obligation, long-term portion	$-

The lease expense for the nine months ended September 30, 2020 and 2019 was $126,000 and $126,000, respectively. The cash paid under operating leases during the nine months ended September 30, 2020 and 2019 was $126,000 and $126,000, respectively. At September 30, 2020, the weighted average remaining lease terms were 0.6 years and the weighted average discount rate was 8%

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Note 12 – Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2020, the Company issued:

●	1,556,111 shares of common stock to consultants for services rendered valued at $995,656. The fair value was determined based on the Company’s stock price on the grant date;

●	264,164 shares of common stock for convertible notes and accrued interest of $125,000 and $24,241, respectively; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

During the nine months ended September 30, 2019, the Company issued:

●	2,086,144 shares of common stock to consultants and board members for services rendered valued at $2,070,494. The fair value was determined based on the Company’s stock price on the grant date

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and

●	730,393 shares of common stock for cash of $325,000.

Warrants

The following table summarizes the activity related to warrants:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2020	333,333	$1.50	2.15	$-
Exercisable, September 30, 2020	333,333	$1.50	2.15	$-

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2020:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$1.50
333,333

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales
Optron	$28,494	$72,619	$202,270	$1,132,364
Overhoff	455,824	586,706	906,488	1,686,537
Corporate	-	-	-	-
	$484,318	$659,325	$1,108,758	$2,818,901

Gross profit
Optron	$7,342	$33,102	$97,259	$619,597
Overhoff	195,168	289,341	414,957	806,696
Corporate	-	-	-	-
	$202,510	$322,443	$512,216	$1,426,293

Income (loss) from operations
Optron	$(197,440)	$(160,601)	$(485,050)	$81,650
Overhoff	38,724	112,012	(21,474)	246,747
Corporate	(660,281)	(1,358,214)	(1,243,812)	(2,376,892)
	$(818,997)	$(1,406,803)	$(1,750,336)	$(2,048,495)

Interest Expenses
Optron	$3,140	$2,724	$11,477	$13,460
Overhoff	-	-	-	49
Corporate	7,765	379	24,974	1,340
	$10,905	$3,103	$36,451	$14,849

Net income (loss)
Optron	$(188,580)	$(157,325)	$(478,527)	$86,190
Overhoff	20,724	103,012	(48,474)	219,698
Corporate	(682,530)	(1,355,593)	(1,515,871)	(2,369,232)
	$(850,386)	$(1,409,906)	$(2,042,872)	$(2,063,344)

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

	September 30,	December 31,
	2020	2019
Total Assets
Optron	$1,255,322	$1,272,480
Overhoff	1,625,103	2,113,626
Corporate	836,459	154,930
	$3,716,884	$3,541,036

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 14 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Geographical sales
North America	$341,234	$187,819	$821,495	$995,861
Middle East	-	-	-	751,100
Asia	143,084	429,536	248,319	972,154
South America	-	-	-	11,576
Other	-	41,970	38,944	88,210
	$484,318	$659,325	$1,108,758	$2,818,901

Note 15 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2020 and 2019 were $126,000 and $126,000, respectively. As of September 30, 2020 and December 31, 2019, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 11)

In addition, as of September 30, 2020 and December 31, 2019, the Company had accrued compensation payable to its majority shareholder of $325,000 and $250,000, respectively.

Also see Note 9.

Note 16 – Concentrations

One customer accounted for 36% of the Company’s sales for the nine months ended September 30, 2020 and one customer accounted for 27% of the Company’s sales for the nine months ended September 30, 2019.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2020 and 2019.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Note 17 -- Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. The contingent liability is for the earn-out related to the purchase of Electronic Control Concepts.

Description	Fair Value As of September 30, 2020	Fair Value Measurements at September 30, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$151,598	$-	$-	$151,598

Contingent liability	-	-	-	-

Description	Fair Value As of December 31, 2019	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$418,781	$-	$-	$418,781

Contingent liability	10,594	-	-	10,594

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2019	$10,594
Change in fair value	718
Reclassification to accounts payable	(11,312)
Contingent liability at September 30, 2020	$-

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

Note 18 – Commitments

Future payment under all of the Company obligations as of September 30, 2020:

	Twelve Months Ending September 30,
	2021	2022	2023	2024	Total
Note payable	$17,797	$107,587	$-	$-	$125,384
Note payable - shareholder	-	443,850	-	-	443,850
Convertible debenture	375,000	-	-	-	375,000
Operating lease obligations	98,000	-	-	-	98,000
Line of credit	210,128	-	-	-	210,128
	$700,925	$551,437	$-	$-	$1,252,362

Note 19 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

Subsequent to September 30, 2020, the Company issued a total of 599,778 shares of common stock for convertible notes and accrued interest of $135,000 and $7,056, respectively.

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

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two year period. At closing, the Company was issued at total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

On the one-year anniversary of the closing of the SPA, the Company shall receive an additional 1,100 shares of Grapheton’s common stock in exchange for shares of the Company’s common stock in an amount equal to $707,777, as valued by an independent third-party valuator.

An additional “true up” issuance of the Company’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator

Novel Coronavirus (COVID-19)

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Sales	$484,318	$659,325	$(175,007)	-26.5%
Cost of goods sold	281,808	336,882	(55,074)	-16.3%
Gross profit	202,510	322,443	(119,933)	-37.2%
Selling, general and administrative expenses	1,021,507	1,729,246	(707,739)	-40.9%
Loss from operations	(818,997)	(1,406,803)	587,806	-41.8%
Other expense	(31,389)	(3,103)	(28,286)	911.6%
Loss before provision for income taxes	(850,386)	(1,409,906)	559,520	-39.7%
Provision for income taxes	-	-	-
Net loss	$(850,386)	$(1,409,906)	$559,520	-39.7%

Sales for the three months ended September 30, 2020 were $484,318 compared to $659,325 for the same period in 2019. The decrease of $175,007 or 26.5% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $130,882 and $44,125, respectively. The decrease in sales is principally due to the impact of COVID-19 had on our company and on our customers. The sales breakdown for the three months ended September 30, 2020 is as follows:

North America	70.5%
Middle East	0%
Asia (Including Japan)	29.5%
South America	0%
Other	0%

Our gross margins for the three months ended September 30, 2020 were 41.8% as compared to 48.9% for the same period in 2019. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the three months ended September 30, 2020 were $1,021,507 compared to $1,729,246 for the same period in 2019. The decrease of $707,739 or 40.9% was due to lower stock-based compensation in 2020. During the three months ended September 30, 2020, stock-based compensation was $542,560 compared to $1,150,321 during the same period in 2019.

Other expense for the three months ended September 30, 2020 was $31,389, an increase of $28,286 from $3,103 for the same period in 2019. The increase was due to the amortization of the debt discount associated with the convertible debenture; offset by the change in value of the derivative liability.

Net loss for the three months ended September 30, 2020 was $850,386 compared to $1,409,906 for the same period in 2019. The change was principally attributed to the factors described above.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Sales	$1,108,758	$2,818,901	$(1,710,143)	-60.7%
Cost of goods sold	596,542	1,392,608	(796,066)	-57.2%
Gross profit	512,216	1,426,293	(914,077)	-64.1%
Selling, general and administrative expenses	2,262,552	3,474,788	(1,212,236)	-34.9%
Loss from operations	(1,750,336)	(2,048,495)	298,159	-14.6%
Other expense	(292,536)	(14,849)	(277,687)	1870.1%
Loss before provision for income taxes	(2,042,872)	(2,063,344)	20,472	-1.0%
Provision for income taxes	-	-	-
Net loss	$(2,042,872)	$(2,063,344)	$20,472	-1.0%

Sales for the nine months ended September 30, 2020 were $1,108,758 compared to $2,818,901 for the same period in 2019. The decrease of $1,710,143 or 60.7% is a result of a decrease in sales from both our Overhoff and Optron subsidiaries of $780,049 and $930,094, respectively. The decrease in sales is principally due to the impact of COVID-19 had on our company and on our customers. The sales breakdown for the nine months ended September 30, 2020 is as follows:

North America	74.1%
Middle East	0%
Asia (Including Japan)	22.4%
South America	0%
Other	3.5%

Our gross margins for the nine months ended September 30, 2020 were 46.2% as compared to 50.6% for the same period in 2019. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the nine months ended September 30, 2020 were $2,262,552 compared to $3,474,788 for the same period in 2019. The decrease of $1,212,236 or 34.9% was due to lower stock-based compensation in 2020. During the nine months ended September 30, 2020, stock-based compensation was $995,656 compared to $2,073,019 during the same period in 2019.

Other expense for the nine months ended September 30, 2020 was $292,536, an increase of $277,687 from $14,849 for the same period in 2019. The increase was due to the amortization of the debt discount associated with the convertible debenture; offset by the change in derivative liability.

Net loss for the nine months ended September 30, 2020 was $2,042,872 compared to $2,063,344 for the same period in 2019. The change was principally attributed to the factors described above.

Liquidity and Capital Resources

Our operations have historically been financed by our majority shareholder and more recently from proceeds from the sale of our common stock. As funds were needed for working capital purposes, our majority shareholder would loan us the needed funds. During the nine months ended September 30, 2020, our majority shareholder loaned the Company an additional $520,600 and paid expenses on the Company’s behalf of $40,000. We also repaid our majority shareholder $616,801 of amount previously advanced to the Company. We anticipate funding the growth of our business through the sales of additional shares of our common stock and loans from our majority stockholder if necessary.

At September 30, 2020, total assets increased by 5.0% to $3,716,884 from $3,541,036 at December 31, 2019 principally related to an increase in investments and inventory offset by a decrease in cash and accounts receivable.

At September 30, 2020, total liabilities increased by 15.3% to $2,123,059 from $1,840,872 at December 31, 2019. The increase is principally related to an increase in convertible notes and notes payable, offset by a decrease in accrued liabilities, note payable to stockholder and derivative liability.

Net cash used in operating activities for the nine months ended September 30, 2020 was $366,405 compared to cash provided by operating activities of $92,007 for the same period in 2019. The change in cash from operations was principally due to changes in working capital accounts, principally inventory, accounts receivable and customer deposit.

Net cash used in investing activities for the nine months ended September 30, 2020 was $235,000 compared to $300,000 for the same period in 2019. The decrease in cash used in investing activities was principally due to the investment in Grapheton of $235,000 in 2020 compared to an acquisition deposit of $300,000 in 2019.

Net cash used in financing activities for the nine months ended September 30, 2020 was $2,243 compared to cash provided by financing activities of $290,406 for the same period in 2019. The change in cash from financing activities was principally the issuance of a $107,587 note payable and the net repayment of note payable to stockholder of $96,201in 2020 compared to the issuance of common stock for $325,000 in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: November 18, 2020