Form 10-K
period 2020-12-31
US NUCLEAR CORP.
filed 2021-07-29
CIK 1543623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $8,278,211 as of June 30, 2020.

The number of shares of the Registrant’s common stock outstanding as of July 26, 2021, was 27,888,215.

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

(b) Item 1A

Risk Factors

Risks Related to The Ongoing COVID-19 Pandemic

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

Our international revenues were 23% of our total revenue in 2020. Although this was lower than in 2019 we expect it to increase again in 2021 as we continue to field new orders inquires and engage new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO and Secretary Rachel Boulds. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance. See “Management.”

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

Holders

As of the date of this 10-K, we had 52 holders of record of our Common Stock.

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

Control by Management

As of December 31, 2020, management currently owns 43.4% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements and Information Relating to Us, Our Industry and To Other Businesses.

ITEM 1B- UNRESOLVED STAFF COMMENTS.

Not applicable.

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share, of which none have been designated or issued. As of December 31, 2020 we had (i) 25,724,844 shares of common stock outstanding, held of record by 53 shareholders, and (ii) no shares of preferred stock outstanding. As of July 26, 2021 there are 27,888,215 shares of common stock outstanding, held of record by 53 shareholders.

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

Recent Sales of Unregistered Securities

On February 16, 2021 the Company issued 34,477 shares of common stock to SRAX, Inc. in connection with the services agreement entered by and between US Nuclear Corp and SRAX, Inc.

On March 29, 2021 the Company issued 40,000 shares of common stock to Richard Cavali in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Cavali.

On March 29, 2021 the Company issued 242,823 shares of common stock to Richard Landry in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Landry.

On March 29, 2021 the Company issued 150,000 shares of common stock to Howard Isaacs in connection with the consulting services agreement entered by and between US Nuclear Corp and Howard Isaacs.

On March 29, 2021 the Company issued 125,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

On May 24, 2021, the Company issued 40,000 shares of common stock to Richard Cavali in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Cavali.

On June 1, 2021, the Company issued 50,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

On June 8, 2021, the Company issued 50,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

On June 1, 2021, the Company issued 50,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division; however, in 2020 we derived 46.9% of our total revenues from sales made by Overhoff and Optron to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 23% of our total revenue in 2020. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019	$	%
Sales	$1,752,976	$3,540,387	$(1,787,411)	-50.5%
Cost of goods sold	1,278,469	1,605,447	(326,978)	-20.4%
Gross profit	474,507	1,934,940	(1,460,433)	-75.5%
Selling, general and administrative expenses	2,558,553	4,394,844	(1,836,291)	-41.8%
Loss from operations	(2,084,046)	(2,459,904)	375,858	-15.3%
Other expense	(1,454,057)	(700,869)	(753,188)	-107.5%
Loss before provision for income taxes	(3,538,103)	(3,160,773)	377,330	11.9%
Provision for income taxes	—	—	—	—
Net income (loss)	$(3,538,103)	$(3,160,773)	$377,330

Revenue for the year ended December 31, 2020 was $1,752,976 compared to $3,540,387 for the year ended December 31, 2019. The decrease of $1,787,411 or -50.5% is a result of an overall decrease in revenue across all subsidiaries due to the Coronavirus pandemic. The revenue breakdown for the year ended December 31, 2020 is as follows:

North America	77%
Asia (including Japan)	20%
Other	3%

Our gross margin for the year ended December 31, 2020 was 27.1% as compared to 54.7% for the year ended December 31, 2019. The decrease in gross margin is due to a decrease in sales while cost of goods sold remained consistent.

General and administrative expense for the year ended December 31, 2020 decreased by $1,836,291 or 41.8% to $2,558,553 down from $4,394,844 for the year ended December 31, 2019. The decrease is attributed to the Company’s overall decrease in revenue and an effort to conserve cash.

Other expense for the year ended December 31, 2020 was $1,454,057, an increase of $753,188 from $700,869 for 2019. Other expense consists of write down of investments, interest expense, loss on issuance of convertible debenture, amortization of debt discount, equity loss in investment.

Net loss for the year ended December 31, 2020 was $3,538,103 compared to net loss of $3,160,773 for the year ended December 31, 2019.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801.. We anticipate the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2020, total assets decreased by $1,086,128 or 30.7% from $3,541,036 at December 31, 2019 due to a decrease in cash and accounts receivable.

At December 31, 2020, total liabilities decreased by 14.8% to $1,607,748 from $1,840,872 at December 31, 2019 due to a decrease in accrued liabilities and a decrease in lines of credit balances.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2020, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties.

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of April 6, 2020.

Name	Age	Position
Robert I. Goldstein	72	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	51	Chief Financial Officer and Secretary

Richard Landry	25	Chief Operating Officer

Michael Hastings	78	Member of the Board of Directors

Dell Williamson	64	Member of the Board of Directors

Kimberly Hallowell	33	Member of the Board of Directors

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

Kimberly Hallowell – Member of the Board of Directors: Ms. Hallowell began her career at Optron Scientific Company (“Optron”) in 2011. As set forth in prior disclosures, Optron is an operating division of the Company and thus an affiliate or related party of the Company. Ms. Hallowell manages the day-to-day accounting operations for all subsidiaries of the Company. Ms. Hallowell graduated from Colorado State University- Global Campus with a bachelor’s degree in accounting. In 2019, she obtained her Master of Science degree in Education and is currently pursuing her doctorate degree in education. Ms. Hallowell has no prior experience in serving as director of a publicly reporting company.

In particular,

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein, our Chief Financial Officer and Secretary, Rachel Boulds and our Chief Operating Office, Richard Landry are compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these three individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein
President, Chief Executive Officer, and Chairman of the Board of Directors (1)	2019	$100,000	$686,000	$0	$0	$0	$786,000
	2020	$100,000	$0	$0	$0	$0	$100,000

Rachel Boulds
Chief Financial Officer, and Secretary	2019	$10,000	$0	$0	$0	$0	$10,000
	2020	$10,000	$0	$0	$0	$0	$10,000

Richard Landry
Chief Financial Officer, and Secretary	2019	$100,000	$0	$0	$0	$0	$100,000
	2020	$100,000	$0	$0	$0	$0	$100,000

(1)	Mr. Goldstein has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 27,888,215 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock
Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,850,000	41.2%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Richard Landry	242,823	*

Michael Hastings	250,000	*

Dell Williamson	10,000	*

All Directors and Officers as a Group (5 persons)	11,427,823	43.4%

Robert I. Goldstein, Michael Hastings and Dell Williamson are members of our Board of Directors and both Robert I. Goldstein, Rachel Boulds and Richard Landry hold executive officer positions.

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

During the year ended December 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801. The amounts due to Mr. Goldstein are 443,850 and $400,051 as of December 31, 2020 and 2019, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $50, 000 for the year ended December 31, 2020 and $28,500 in 2019.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2020 or 2019.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2020 or 2019.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2020 or 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and Subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 5 to the consolidated financial statements, the Company has investments in several entities which require the Company to periodically evaluate potential impairment by assessing whether the carrying value of the investments exceeds their recorded value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of each of the underlying investees. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.	Obtain and test management assumptions and analysis.
2.	Obtain and review the financial position and operating result data of the investee entities.
3.	Assess management’s key indicators regarding operating results, including analysis of revenue growth rates, profit growth, and future strategic plans.

We have served as the Company’s auditor since 2019. Spokane, Washington
July 29, 2021

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
CURRENT ASSETS
Cash	$227,304	$1,087,660
Accounts receivable, net	255,202	560,303
Inventories	1,317,687	1,098,250
Prepaid expenses and other current assets	4,000	3,000
TOTAL CURRENT ASSETS	1,804,193	2,749,213

Property and equipment, net	5,844	7,848
Right-of-use assets	55,079	211,799
Investments	19,616	2,000
Goodwill	570,176	570,176
TOTAL ASSETS	$2,454,908	$3,541,036

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$60,977	$55,493
Accrued liabilities	96,983	109,450
Accrued compensation - officers	430,000	250,000
Customer deposit	194,311	6,113
Acquisition contingency	-	10,594
Note payable	9,818	17,087
Note payable to shareholder	443,850	-
Operating lease liability	55,079	156,719
Line of credit	209,143	215,266
Derivative liability	-	418,781
TOTAL CURRENT LIABILITIES	1,500,161	1,239,503

Note payable, net of current portion	107,587	9,201
Note payable to shareholder	-	500,051
Convertible debenture, net of discount of $0 and $462,963 in 2020 and 2019	-	37,037
Operating lease liability, net of current portion	-	55,080
TOTAL LIABILITIES	1,607,748	1,840,872

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,724,844 and 20,067,371 shares issued and outstanding	2,572	2,007
Additional paid in capital	11,985,191	9,300,657
Accumulated deficit	(11,140,603)	(7,602,500)
TOTAL SHAREHOLDERS’ EQUITY	847,160	1,700,164
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,454,908	$3,541,036

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Sales	$1,752,976	$3,540,387
Cost of sales	1,278,469	1,605,447
Gross profit	474,507	1,934,940

Operating expenses
Consulting expense	1,005,655	1,668,958
Professional fees	218,760	380,951
Officer compensation	220,000	896,000
Payroll and related expense	827,343	858,152
General and administrative	286,795	590,783
Total operating expenses	2,558,553	4,394,844

Loss from operations	(2,084,046)	(2,459,904)

Other income (expense)
Writedown of investments	-	(508,000)
Interest expense	(45,860)	(25,667)
Loss on issuance of convertible debenture	-	(183,978)
Change in value of derivative liability	(126,623)	53,813
Amortization of debt discount	(462,963)	(37,037)
Equity loss in investment	(818,611)	-
Total other income (expense)	(1,454,057)	(700,869)

Loss before provision for income taxes	(3,538,103)	(3,160,773)

Provision for income taxes	-	-

Net loss	$(3,538,103)	$(3,160,773)

Weighted average shares outstanding - basic and diluted	22,080,873	18,300,793

Loss per shares - basic and diluted	$(0.16)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	16,959,784	1,696	6,445,625	(4,441,727)	2,005,594

Issuance of common stock for services	2,377,194	238	2,353,721	-	2,353,959
Issuance of common stock for cash	730,393	73	324,927	-	325,000
Value of warrants issued with convertible debenture			176,384		176,384
Net loss	-	-	-	(3,160,773)	(3,160,773)
Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	1,606,111	161	1,005,495	-	1,005,656
Issuance of common stock for conversion of convertible debenture and accrued interest	3,192,466	318	532,494	-	532,812
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	545,404		545,404
Net loss	-	-	-	(3,538,103)	(3,538,103)
Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES
Net loss	$(3,538,103)	$(3,160,773)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,004	1,496
Adjustment to acquisition contingency	718	(28,885)
Issuance of common stock for services	1,005,656	2,353,959
Expenses paid directly by majority shareholder	40,000	100,000
Operating lease expense	156,720	144,709
Amortization of debt discounts	462,963	37,037
Loss on issuance of convertible debenture	-	183,978
Change in value of derivative liability	126,623	(53,813)
Equity loss in investment	818,611	-
Writedown of investments	-	508,000
Changes in operating assets and liabilities:
Accounts receivable	305,101	170,470
Inventories	(219,437)	(50,638)
Prepaid expenses and other current assets	(1,000)	(500)
Accounts payable	(5,828)	(55,433)
Accrued liabilities	20,345	54,939
Accrued compensation - officers	180,000	(100,000)
Customer deposits	188,198	(90,458)
Operating lease liability	(156,720)	(144,709)
Net cash used in operating activities	(614,149)	(130,621)

INVESTING ACTIVITIES
Purchase of property and equipment		(3,592)
Cash paid for investment	(235,000)	(500,000)
Net cash used in investing activities	(235,000)	(503,592)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(6,123)	(7,224)
Proceeds from sale of common stock	-	325,000
Proceeds from convertible debenture	-	465,000
Proceeds from issuance of note payable	107,587	-
Repayments for note payable	(16,470)	(16,517)
Proceeds from note payable to shareholder	520,600	16,655
Repayments for note payable to shareholder	(616,801)	(30,159)
Net cash provided by (used in) financing activities	(11,207)	752,755

NET INCREASE (DECREASE) IN CASH	(860,356)	118,542

CASH
Beginning of period	1,087,660	969,118
End of period	$227,304	$1,087,660

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$16,993	$21,722

Reclassification of acquisition contingency to accounts payable	$11,312	$17,633
Right of use asset and operating lease liability recognized	$-	$356,508
Common stock issued for conversion of convertible debenture and accrued interest	$532,812	$-
Common stock issued for investment	$601,227	$-
Relief of derivative liability	$545,404	$-

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $3,538,103 for the year ended December 31, 2020 and had an accumulated deficit of $11,140,603 as of December 31, 2020, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2020 and 2019 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2020 and 2019, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2020 and 2019, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2020 and 2019 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the good will impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2019, the Company’s only derivative financial instruments were an embedded conversion feature associated with convertible note payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. During the year ended December 31, 2020, the convertible note payable converted into shares of common stock; therefore, there is no derivative liability at December 31, 2020.

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
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Sales returns and allowances was $0 for the years ended December 31, 2020 and 2019. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2020 and 2019 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2020 and 2019 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock and the Company had an outstanding convertible debenture that is convertible into 0 and 892,857 shares of common stock, respectively. Basic and diluted earnings per share are the same during the years ended December 31, 2020 and 2019 due to the net loss incurred.

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
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Note 3 – Inventories

Inventory at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Raw materials	$924,313	$860,901
Work in Progress	71,177	39,511
Finished goods	322,197	197,838
Total inventories	$1,317,687	$1,098,250

At December 31, 2020 and 2019 the inventory reserve was $0.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2020 and 2019:

	2020	2019
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	33,036	33,036
	468,578	468,578
Less accumulated depreciation	(462,734)	(460,730)
Property and equipment, net	$5,844	$7,848

Depreciation expense for the years ended December 31, 2020 and 2019 was $2,004 and $1,496, respectively. At December 31, 2020 and 2019, the Company had $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2020 and 2019 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2020 and 2019 was $1,000 and $1,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Grapheton

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

Information regarding Grapheton as of and for the year ended December 31, 2020 is below:

Current assets	$78,617
Total assets	78,617
Current liabilities	5,495
Total liabilities	5,495
Total stockholders’ equity	73,122

Revenue	$-
Operating expenses	(72,100)
Other expenses	-
Net loss	72,100

The Company evaluated this investment and recorded a loss attributed to equity investment of $803,877 during the year ended December 31, 2020. The carrying value of this investment at December 31, 2020 was $17,616.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2020 and 2019, the amount outstanding under this note payable was $9,818 and $26,288, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Future maturities of notes payable as of December 31, 2020 are as follows:

Years Ending December 31,
2021	$9,818
2022	107,587
$117,405

Note 7 – Convertible Debenture

Convertible debentures consisted of the following at December 31, 2020 and 2019:

	2020	2019
Issued on November 25, 2019; accrues interest at 8% per annum; due March 25, 2021; convertible at the lower of $1.50 or 80% of the lowest volume weighted average price 5days prior to conversion	$-	$500,000
Total convertible debenture	-	500,000
Unamortized debt discount	-	(462,963)
Convertible debenture, net	$-	$37,037

The following is a roll-forward of the Company’s convertible debentures and related discounts:

	Principal	Debt
	Balance	Discount	Total
Balance, December 31, 2018	$-	$-	$-
New issuances	500,000	(500,000)	-
Amortization	-	37,037	37,037
Balance, December 31, 2019	$500,000	$(462,963)	$37,037
Conversion to common stock	(500,000)	-	(500,000)
Amortization	-	462,963	462,963
Balance, December 31, 2020	$-	$-	$-

In connection with the above mentioned convertible debenture, the Company also issued 333,333 warrants to the investor. The warrants have an exercise price of $1.50 per share and expire three year after issuance. The Company allocated the principal balance of the investment of $500,000 between the relative fair value of the convertible debenture and the warrants of $323,616 and $176,384, respectively. As a result of the allocation of a portion of the principal amount of the convertible debenture and the derivative liability associated with the variable conversion feature, the Company recognized a loss on the issuance of the convertible debenture of $183,978 during the year ended December 31, 2019.

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
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2019:

2019
Risk free rate	1.59%
Volatility	166%
Terms (years)	1.2
Dividend rate	0%

The following table represents the Company’s derivative liability activity:

Derivative liability balance, December 31, 2018	$-
Issuance of derivative liability during the period	472,594
Change in derivative liability during the period	(53,813)
Derivative liability balance, December 31, 2019	$418,781
Relief of derivative liability	(545,404)
Change in derivative liability during the period	126,623
Derivative liability balance, December 31, 2020	$-

Note 9 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2021. During the year ended December 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801. During the year ended December 31, 2019, the Company’s majority shareholder loaned an additional $16,655 to the Company and was repaid $30,159. The amounts due to Mr. Goldstein are $443,850 and $400,051 as of December 31, 2020 and 2019, respectively.

Note 10 – Line of Credit

As of December 31, 2020, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2020 and 2019, the amounts outstanding under these lines of credit were $209,143 and $215,266, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2020 and 2019:

	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$55,079	$211,799
Total lease assets		$55,079	$211,799

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$55,079	$156,719
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	55,080
Total lease liability		$55,079	$211,799

Lease obligations at December 31, 2020 consisted of the following:

Years Ending December 31,
2021	$56,000
Total payments	56,000
Amount representing interest	(921)
Lease obligation, net	55,079
Less lease obligation, current portion	(55,079)
Lease obligation, long-term portion	$-

The lease expense for the years ended December 31, 2020 and 2019 was $168,000 and $168,000, respectively. The cash paid under operating leases during the years ended December 31, 2020 and 2019 was $168,000 and $168,000, respectively. At December 31, 2020, the weighted average remaining lease terms were 0.3 years and the weighted average discount rate was 8%

Note 12 – Shareholders’ Equity

Common stock

During the year ended December 31, 2020, the Company issued:

●	1,606,111 shares of common stock to consultants for services rendered valued at $1,005,656. The fair value was determined based on the Company’s stock price on the grant date;

●	3,192,466 shares of common stock for convertible notes and accrued interest of $500,000 and $32,812, respectively; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

During the year ended December 31, 2019, the Company issued:

●	2,372,144 shares of common stock to consultants and board members for services rendered valued at $2,351,434. The fair value was determined based on the Company’s stock price on the grant date;

●	5,050 shares of common stock to employees for compensation valued at $2,525. The fair value was determined based on the Company’s stock price on the grant date; and;

●	730,393 shares of common stock for cash of $325,000.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	-	$-	-	$-
Granted	333,333
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2020	333,333	$1.50	1.90	$-
Exercisable, December 31, 2020	333,333	$1.50	1.90	$-

The following table summarizes information about options outstanding and exercisable as of December 31, 2020:

Outstanding and Exercisable
Number of Warrants	Exercise Price
333,333	$1.50
333,333

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
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

The following tables summarize the Company’s segment information for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Sales
Optron	$554,890	$1,193,135
Overhoff	1,198,086	2,347,252
Corporate	-	-
	$1,752,976	$3,540,387

Gross profit
Optron	$124,673	$645,602
Overhoff	349,834	1,289,338
Corporate	-	-
	$474,507	$1,934,940

Income (loss) from operations
Optron	$(684,097)	$(81,135)
Overhoff	(86,862)	495,880
Corporate	(1,313,087)	(2,874,649)
	$(2,084,046)	$(2,459,904)

Interest Expenses
Optron	$15,615	$20,007
Overhoff	-	49
Corporate	30,245	42,648
	$45,860	$62,704

Net income (loss)
Optron	$(675,712)	$(77,142)
Overhoff	(122,862)	459,831
Corporate	(2,739,529)	(3,543,462)
	$(3,538,103)	$(3,160,773)

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	As of December 31,
	2020	2019
Total Assets
Optron	$1,084,440	$1,272,480
Overhoff	1,320,197	2,113,626
Corporate	50,271	154,930
	$2,454,908	$3,541,036

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 14 – Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Geographical sales
North America	$1,348,228	$1,629,345
Middle East	-	751,100
Asia	349,499	1,037,423
South America	-	11,576
Other	55,249	110,943
	$1,752,976	$3,540,387

Note 15 – Income Taxes

At December 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	2020	2019
Approximate net operating loss carry forwards	$8,724,000	$6,543,000

Deferred tax assets:
Federal net operating loss	$1,832,139	$1,374,103
State net operating loss	591,976	448,236
Tax credit	49,740	49,740
Goodwill	(148,373)	(137,030)
Total deferred tax assets	2,325,482	1,735,049
Less valuation allowance	(2,325,482)	(1,735,049)
	$-	$-

The valuation allowance increased by $590,433 and $693,424 in 2020 and 2019 due to the Company generating additional net operating losses. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $8,724,000 begin to expire in 2028.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Income tax expense reflected in the consolidated statements of income consist of the following for 2020 and 2019:

	2020	2019
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-16.7%	-21.9%
Permanent differences	-10.6%	-5.5%
Amortization of goodwill	0.3%	0.3%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2020 and 2019.

Note 16 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the year ended December 31, 2020 and 2019 were $168,000 and $168,000, respectively. As of December 31, 2020 and 2019, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 11)

In addition, as of December 31, 2020 and 2019, the Company had accrued compensation payable to its majority shareholder of $350,000 and $250,000, respectively.

Also see Note 9.

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 17 – Concentrations

One customer accounted for 46.9% of the Company sales for the year ended December 31, 2020 and at December 31, 2020 one customer accounted for 75.2% of the accounts receivable balance. One customer accounted for 21% of the Company sales for the year ended December 31, 2019 and at December 31, 2019 one customer accounted for 20% of the accounts receivable balance.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2020 and 2019.

Note 18 – Fair Value Measurements

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

The Company categorizes its fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount` and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019.

	Fair Value As of December 31,	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy
Description	2020	Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$-	$-	$-	$-

Contingent liability	-	-	-	-

	Fair Value As of December 31,	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
Description	2019	Level 1	Level 2	Level 3
Derivative liability - conversion feature on convertible debenture	$418,781	$-	$-	$418,781

Contingent liability	10,594	-	-	10,594

US NUCLEAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

A summary of the activity of the contingent liability is as follows:

Contingent liability at December 31, 2018	$57,142
Change in fair value	(28,885)
Reclassification to accounts payable	(17,663)
Contingent liability at December 31, 2019	10,594
Change in fair value	718
Reclassification to accounts payable	(11,312)
Contingent liability at December 31, 2020	$-

Note 19 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

●	subsequent to December 31, 2020, the Company issued 1,042,300 shares to consultants for services rendered and 1,121,071 shares in connection with Grapheton Stock Purchase Agreement .

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

Date: July 29, 2021	US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2021	US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary