Form 10-Q
period 2021-03-31
US NUCLEAR CORP.
filed 2021-08-24
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2021

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

The number of shares of the Registrant’s common stock outstanding as of August 23, 2021 was 27,888,215.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$362,475	$227,304
Accounts receivable, net	203,710	255,202
Inventories	1,362,287	1,317,687
Prepaid expenses and other current assets	4,000	4,000
TOTAL CURRENT ASSETS	1,932,472	1,804,193

Property and equipment, net	11,692	5,844
Right-of-use assets	13,908	55,079
Investments	17,857	19,616
Goodwill	570,176	570,176
TOTAL ASSETS	$2,546,105	$2,454,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$86,252	$60,977
Accrued liabilities	106,028	96,983
Accrued compensation - officers	485,000	430,000
Customer deposit	188,065	194,311
Acquisition contingency	-	-
Note payable	9,818	9,818
Note payable to shareholder	443,850	443,850
Operating lease liability	13,908	55,079
Line of credit	321,729	209,143
TOTAL CURRENT LIABILITIES	1,654,650	1,500,161

Note payable, net of current portion	329,018	107,587
Note payable to shareholder	-	-
Convertible debenture, net of discount of $0 and $462,963 in 2020 and 2019	-	-
Operating lease liability, net of current portion	-	-
TOTAL LIABILITIES	1,983,668	1,607,748

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,317,144 and 25,724,844 shares issued and outstanding	2,632	2,572
Additional paid in capital	12,363,969	11,985,191
Accumulated deficit	(11,804,164)	(11,140,603)
TOTAL SHAREHOLDERS’ EQUITY	562,437	847,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,546,105	$2,454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Sales	$417,824	$322,239
Cost of sales	216,652	155,912
Gross profit	201,172	166,327

Operating expenses
Selling, general and administrative expenses	860,151	894,842
Total operating expenses	860,151	894,842

Loss from operations	(658,979)	(728,515)

Other income (expense)
Interest expense	(2,823)	(13,395)
Change in value of derivative liability	-	(137,162)
Amortization of debt discount	-	(167,490)
Equity loss in investment	(1,759)	(807)
Total other income (expense)	(4,582)	(318,854)

Loss before provision for income taxes	(663,561)	(1,047,369)

Provision for income taxes	-	-

Net loss	$(663,561)	$(1,047,369)

Weighted average shares outstanding - basic and diluted	25,753,712	20,559,328

Loss per shares - basic and diluted	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)

Balance, March 31, 2021	26,317,144	$2,632	$12,363,969	$(11,804,164)	$562,437

Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620	-	149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)

Balance, March 31, 2020	21,647,837	$2,165	$10,613,428	$(8,649,869)	$1,965,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(663,561)	$(1,047,369)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	598	499
Adjustment to acquisition contingency	-	3,389
Issuance of common stock for services	378,838	453,096
Expenses paid directly by majority shareholder	-	30,000
Operating lease expense	41,171	38,016
Amortization of debt discounts	-	167,490
Change in value of derivative liability	-	137,162
Equity loss in investment	1,759	807
Changes in operating assets and liabilities:
Accounts receivable	51,492	405,034
Inventories	(44,600)	(120,483)
Accounts payable	25,275	18,540
Accrued liabilities	9,045	(27,079)
Accrued compensation - officers	55,000	25,000
Customer deposits	(6,246)	21,281
Operating lease liability	(41,171)	(38,016)
Net cash provided by (used in) operating activities	(192,400)	67,367

INVESTING ACTIVITIES
Purchase of property and equipment	(6,446)	-
Cash paid for investment	-	(235,000)
Net cash used in investing activities	(6,446)	(235,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	112,586	(1,971)
Proceeds from issuance of note payable	221,431	-
Repayments for note payable	-	(4,219)
Proceeds from note payable to shareholder	-	300

Net cash provided by (used in) financing activities	334,017	(5,890)

NET INCREASE (DECREASE) IN CASH	135,171	(173,523)

CASH
Beginning of period	227,304	1,087,660
End of period	$362,475	$914,137

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$2,823	$4,431

Reclassification of acquisition contingency to accounts payable	$-	$(3,389)
Common stock issued for conversion of convertible debenture and accrued interest	$-	$108,986
Common stock issued for investment	$-	$601,227
Relief of derivative liability	$-	$149,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K filed on July 29, 2021. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $663,561 for the three months ended March 31, 2021 and had an accumulated deficit of $11,804,164 as of March 31, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2021 and December 31, 2020, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2020 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the good will impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2021 and December 31, 2020, there no derivative financial instruments as all convertible notes payable were converted into shares of the Company’s common stock during 2020.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

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

Sales returns and allowances was $0 for the three months ended March 31, 2021 and 2020. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2021 and 2020 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2021 and December 31, 2020 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common. Basic and diluted earnings per share are the same during the three months ended March 31, 2021 and 2020 due to the net loss incurred.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Note 3 – Inventories

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$849,172	$924,313
Work in Progress	153,934	71,177
Finished goods	359,181	322,197
Total inventories	$1,362,287	$1,317,687

At March 31, 2021 and December 31, 2020 the inventory reserve was $0.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	33,036
	475,024	468,578
Less accumulated depreciation	(463,332)	(462,734)
Property and equipment, net	$11,692	$5,844

Depreciation expense for the three months ended March 31, 2021 and 2020 was $598 and $499, respectively. At March 31, 2021, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

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

The Company evaluated this investment and recorded a loss attributed to equity investment of $803,877 during the year ended December 31, 2020.

Information regarding Grapheton as of and for the three months ended March 31, 2021 is below:

Current assets	$68,455
Total assets	68,455
Current liabilities	-
Total liabilities	-
Total stockholders’ equity	68,455

Revenue	$-
Operating expenses	(7,303)
Other expenses	-
Net loss	7,303

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2021 and December 31, 2020, the amount outstanding under this note payable was $9,818 and $9,818, respectively. The Company repaid $0 during the three months ended March 31, 2021.

In June 2020 the Company received a loan under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act for $107,587.  The loan has terms of 24 months and accrues interest at 1% per annum.  In addition, in February 2021, the Company received an additional $221,431 under the PPP loan program with the same terms as the June 2020 PPP loan. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.

Future maturities of notes payable as of March 31, 2021 are as follows:

Three months ended March 31,
2022	$9,818
2023	329,018
$338,836

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2021. During the three months ended March 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $30,000 and loaned an additional $300 to the Company. The amounts due to Mr. Goldstein are $443,850 and $443,850 as of March 31, 2021 and December 31, 2020, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

Note 8 – Line of Credit

As of March 31, 2021, the Company had five lines of credit with a maximum borrowing amount of $600,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of March 31, 2021 and December 31, 2020, the amounts outstanding under these lines of credit were $321,729 and $209,143, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$13,908	$55,079
Total lease assets		$13,908	$55,079

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$13,908	$55,079
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	-
Total lease liability		$13,908	$55,079

Lease obligations at March 31, 2021 consisted of the following:

Twelve Months Ending March 31,
2021	$14,000
Total payments	14,000
Amount representing interest	(92)
Lease obligation, net	13,908
Less lease obligation, current portion	(13,908)
Lease obligation, long-term portion	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

The lease expense for the three months ended March 31, 2021 and 2020 was $126,000 and $126,000, respectively. The cash paid under operating leases during the three months ended March 31, 2021 and 2020 was $126,000 and $126,000, respectively. At March 31, 2021, the weighted average remaining lease terms were 0.6 years and the weighted average discount rate was 8%

Note 10 – Shareholders’ Equity

Common Stock

During the three months ended March 31, 2021, the Company issued:

●	592,300 shares of common stock to consultants for services rendered valued at $378,838. The fair value was determined based on the Company’s stock price on the grant date.

During the three months ended March 31, 2020, the Company issued:

●	558,295 shares of common stock to consultants for services rendered valued at $453,096. The fair value was determined based on the Company’s stock price on the grant date;

●	163,275 shares of common stock for convertible notes and accrued interest of $100,000 and $8,986; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	333,333	$1.50	1.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2021	333,333	$1.50	1.65	$-
Exercisable, March 31, 2021	333,333	$1.50	1.65	$-

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$1.50
333,333

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Sales
Optron	$22,816	$90,680
Overhoff	395,008	231,559
Corporate	-	-
	$417,824	$322,239

Gross profit
Optron	$13,424	$48,862
Overhoff	187,748	117,465
Corporate	-	-
	$201,172	$166,327

Income (loss) from operations
Optron	$(194,493)	$(140,995)
Overhoff	(22,655)	(65,025)
Corporate	(441,831)	(522,495)
	$(658,979)	$(728,515)

Interest Expenses
Optron	$2,823	$4,440
Overhoff	-	-
Corporate	-	8,955
	$2,823	$13,395

Net income (loss)
Optron	$(191,316)	$(139,435)
Overhoff	(28,655)	(74,025)
Corporate	(443,590)	(833,909)
	$(663,561)	$(1,047,369)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	As of	As of
	March 31,	December 31,
	2021	2020
Total Assets
Optron	$1,102,786	$1,084,440
Overhoff	1,430,259	1,320,197
Corporate	13,060	50,271
	$2,546,105	$2,454,908

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 12 - Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Geographical sales
North America	$294,551	$185,668
Asia	111,097	97,627
Other	12,176	38,944
	$417,824	$322,239

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2021 and 2020 were $42,000 and $42,000, respectively. As of March 31, 2021 and December 31, 2020, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 9)

In addition, as of March 31, 2021 and December 31, 2020, the Company had accrued compensation payable to its majority shareholder of $375,000 and $350,000, respectively.

Also see Note 7.

Note 14 – Concentrations

One customer accounted for 61.4% of the Company’s sales for the three months ended March 31, 2021 and one customer accounted for 32% of the Company’s sales for the three months ended March 31, 2020.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2021 and 2020.

Note 15 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

●	subsequent to March 31, 2021, the Company issued 200,000 shares to consultants for services rendered, 1,121,071 shares in connection with Grapheton Stock Purchase Agreement, and 250,000 shares for cash proceeds of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2020 filed with the Securities Exchange Commission on Form 10-K on July 29, 2021 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%

Sales	$417,824	$322,239	$95,585	29.7%
Cost of goods sold	216,652	155,912	60,740	39.0%
Gross profit	201,172	166,327	34,845	20.9%
Selling, general and administrative expenses	860,151	894,842	(34,691)	-3.9%
Loss from operations	(658,979)	(728,515)	69,536	-9.5%
Other expense	(4,582)	(318,854)	314,272	-98.6%
Loss before provision for income taxes	(663,561)	(1,047,369)	383,808	-36.6%
Provision for income taxes	-	-	-
Net loss	$(663,561)	$(1,047,369)	$383,808	-36.6%

Sales for the three months ended March 31, 2021 were $417,824 compared to $322,239 for the same period in 2020. The increase of $95,585 or 29.7% is a result of an increase in sales from our Overhoff subsidiary of $163,449; offset by a decrease in sales from our Optron subsidiary of $67,864. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the three months ended March 31, 2021 is as follows:

North America 70.5%

Asia (Including Japan) 26.6%

Other 2.9%

Our gross margins for the three months ended March 31, 2021 were 48.1% as compared to 51.6% for the same period in 2020. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the three months ended March 31, 2021 were $860,151 compared to $894,842 for the same period in 2020. The decrease of $34,691 or 3.9% was due to lower stock-based compensation in 2021. During the three months ended March 31, 2021, stock-based compensation was $378,838 compared to $453,096 during the same period in 2020.

Other expense for the three months ended March 31, 2021 was $4,582, a decrease of $314,272 from $318,854 for the same period in 2020. The decrease was due to the amortization of the debt discount associated with the convertible debenture and by the change in value of the derivative liability.

Net loss for the three months ended March 31, 2021 was $663,561 compared to $1,047,369 for the same period in 2020. The change was principally attributed to the factors described above.

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

At March 31, 2021, total assets increased by 3.7% to $2,546,105 from $2,454,908 at December 31, 2020 principally related to an increase in cash and inventory offset by a decrease in accounts receivable and right-of-use assets.

At March 31, 2021, total liabilities increased by 23.4% to $1,983,668 from $1,607,748 at December 31, 2020. The increase is principally related to an increase in notes payable, line of credit and accrued compensation - officers, offset by a decrease in operating lease liability.

Net cash used in operating activities for the three months ended March 31, 2021 was $192,400 compared to cash provided by operating activities of $67,367 for the same period in 2020. The change in cash from operations was principally due to changes in working capital accounts, principally, accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2021 was $6,446 compared to $235,000 for the same period in 2020. The decrease in cash used in investing activities was principally due to the investment in Grapheton of $235,000 in 2020 compared to purchase of property and equipment of $6,446 in 2021.

Net cash provided by financing activities for the three months ended March 31, 2021 was $334,017 compared to cash used in financing activities of $5,890 for the same period in 2020. The change in cash from financing activities was principally the issuance of a $221,431 note payable and increase in line of credit of $112,586 in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2021.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on July 29, 2021 for Risk Factors.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101. INS	XBRL Instance Document	X
101. SCH	XBRL Taxonomy Extension Schema Document	X
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101. LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101. DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Rachel Boulds
Chief Financial Officer and Secretary

Date:  August 24 , 2021