Form 10-Q
period 2021-06-30
US NUCLEAR CORP.
filed 2021-09-20
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2021

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

The number of shares of the Registrant’s common stock outstanding as of September 17, 2021 was 27,888,215.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$229,010	$227,304
Accounts receivable, net	97,685	255,202
Inventories	1,425,578	1,317,687
Prepaid expenses and other current assets	4,000	4,000
TOTAL CURRENT ASSETS	1,756,273	1,804,193

Property and equipment, net	10,871	5,844
Right-of-use assets	-	55,079
Investments	30,481	19,616
Acquisition deposit	15,000	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,382,801	$2,454,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$67,769	$60,977
Accrued liabilities	363,249	96,983
Accrued compensation - officers	530,000	430,000
Customer deposit	133,218	194,311
Note payable	117,405	9,818
Note payable to shareholder	454,660	443,850
Operating lease liability	-	55,079
Line of credit	314,889	209,143
TOTAL CURRENT LIABILITIES	1,981,190	1,500,161

Note payable, net of current portion	221,431	107,587
Note payable to shareholder	-	-
Convertible debenture, net of discount of $0 and $462,963 in 2020 and 2019	-	-
Operating lease liability, net of current portion	-	-
TOTAL LIABILITIES	2,202,621	1,607,748

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 27,888,215 and 25,724,844 shares issued and outstanding	2,789	2,572
Additional paid in capital	13,316,728	11,985,191
Accumulated deficit	(13,139,337)	(11,140,603)
TOTAL SHAREHOLDERS’ EQUITY	180,180	847,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,382,801	$2,454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales	$352,558	$302,201	$770,382	$624,440
Cost of sales	196,702	158,822	413,354	314,734
Gross profit	155,856	143,379	357,028	309,706

Operating expenses
Selling, general and administrative expenses	620,854	346,203	1,481,005	1,241,045
Total operating expenses	620,854	346,203	1,481,005	1,241,045

Loss from operations	(464,998)	(202,824)	(1,123,977)	(931,339)

Other income (expense)
Interest expense	(4,033)	(12,151)	(6,856)	(25,546)
Change in value of derivative liability	-	146,997	-	9,835
Amortization of debt discount	-	(74,897)	-	(242,387)
Equity loss in investment	(813,281)	(2,242)	(815,040)	(3,049)
Total other income (expense)	(817,314)	57,707	(821,896)	(261,147)

Loss before provision for income taxes	(1,282,312)	(145,117)	(1,945,873)	(1,192,486)

Provision for income taxes	-	-	-	-

Net loss	$(1,282,312)	$(145,117)	$(1,945,873)	$(1,192,486)

Deemed dividend for downround provision in warrants	(52,861)	-	(52,861)	-

Net loss attributed to common stockholders	$(1,335,173)	$(145,117)	$(1,998,734)	$(1,192,486)

Weighted average shares outstanding - basic and diluted	27,526,920	21,647,837	26,645,215	21,103,582

Loss per shares - basic and diluted	$(0.05)	$(0.01)	$(0.08)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)
Balance, March 31, 2021	26,317,144	2,632	12,363,969	(11,804,164)	562,437

Issuance of common stock for cash	250,000	25	99,975	-	100,000
Issuance of common stock for services	200,000	20	166,630	-	166,650
Issuance of common stock for investment	1,121,071	112	633,293	-	633,405
Deemed dividend for downround provision in warrants			52,861	(52,861)	-
Net loss	-	-	-	(1,282,312)	(1,282,312)
Balance, June 30, 2021	27,888,215	$2,789	$13,316,728	$(13,139,337)	$180,180

Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620	-	149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)
Balance, March 31, 2020	21,647,837	2,165	10,613,428	(8,649,869)	1,965,724

Net loss	-	-	-	(145,117)	(145,117)
Balance, June 30, 2020	21,647,837	$2,165	$10,613,428	$(8,794,986)	$1,820,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(1,945,873)	$(1,192,486)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,419	998
Adjustment to acquisition contingency	-	718
Issuance of common stock for services	545,488	453,096
Expenses paid directly by majority shareholder	10,810	40,000
Operating lease expense	55,079	76,798
Amortization of debt discounts	-	242,387
Change in value of derivative liability	-	(9,835)
Equity loss in investment	815,040	3,049
Changes in operating assets and liabilities:
Accounts receivable	157,517	398,496
Inventories	(107,891)	(128,236)
Accounts payable	6,792	56,827
Accrued liabilities	73,766	(31,867)
Accrued compensation - officers	100,000	70,000
Customer deposits	(61,093)	24,487
Operating lease liability	(55,079)	(76,798)
Net cash used in operating activities	(404,025)	(72,366)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,446)	-
Payment of acquisition deposit	(15,000)	-
Cash paid for investment	-	(235,000)
Net cash used in investing activities	(21,446)	(235,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	105,746	(3,723)
Proceeds from the sale of common stock	100,000	-
Proceeds from issuance of note payable	221,431	107,587
Proceeds from note payable to shareholder	-	(8,491)
Repayments for note payable to shareholder	-	520,600
Proceeds from note payable to shareholder	-	(555,008)
Net cash provided by financing activities	427,177	60,965

NET INCREASE (DECREASE) IN CASH	1,706	(246,401)

CASH
Beginning of period	227,304	1,087,660
End of period	$229,010	$841,259

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$6,856	$4,431
Reclassification of acquisition contingency to accounts payable	$-	$11,312
Common stock issued for conversion of convertible debenture and accrued interest	$-	$108,986
Common stock issued for investment	$-	$601,227
Relief of derivative liability	$-	$149,620

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,935,873 for the six months ended June 30, 2021 and had an accumulated deficit of $13,139,337 as of June 30, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cali From Above, LLC, and Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2021 and December 31, 2020, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2020 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2021 and December 31, 2020, there no derivative financial instruments as all convertible notes payable were converted into shares of the Company’s common stock during 2020.

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

Sales returns and allowances was $0 for the six months ended June 30, 2021 and 2020. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2021 and 2020 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2021 and December 31, 2020 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common. Basic and diluted earnings per share are the same during the six months ended June 30, 2021 and 2020 due to the net loss incurred.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assetsand lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $356,508. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

Note 3 – Inventories

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$900,163	$924,313
Work in Progress	157,625	71,177
Finished goods	367,790	322,197
Total inventories	$1,425,578	$1,317,687

At June 30, 2021 and December 31, 2020 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	33,036
	475,024	468,578
Less accumulated depreciation	(464,153)	(462,734)
Property and equipment, net	$10,871	$5,844

Depreciation expense for the six months ended June 30, 2021 and 2020 was $1,419 and $998, respectively. At June 30, 2021, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

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

In connection with the SPA, during the second quarter of 2021 the Company received an additional 1,100 shares of Grapheton’s common stock in exchange for the Company’s issuing an additional 1,121,071 shares of common stock valued at 633,405. In addition, Grapheton fulfilled its requirements under the earn out provision and the Company is obligated to make the first earn out payment of $192,500. This amount is recorded as accrued expense in the accompanying consolidated balance sheet.

An additional “true up” issuance of the Company’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator.

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323.

The Company evaluated this investment and recorded a loss attributed to equity investment of $803,877 during the year ended December 31, 2020 and $815,040 during the six months ended June 30, 2021.

Information regarding Grapheton as of and for the six months ended June 30, 2021 is below:

Current assets	$85,717
Total assets	85,717
Current liabilities	6,177
Total liabilities	6,177
Total stockholders’ equity	$79,540

Revenue	$34,750
Operating expenses	26,856
Other expenses	-
Net loss	$7,894

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2021 and December 31, 2020, the amount outstanding under this note payable was $9,818 and $9,818, respectively. The Company repaid $0 during the six months ended June 30, 2021.

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

Future maturities of notes payable as of June 30, 2021 are as follows:

Six months ended June 30,
2022	$117,405
2023	221,431
$338,836

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2021. During the six months ended June 30, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $10,810. During the six months ended June 30, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $555,008. The amounts due to Mr. Goldstein are $454,660 and $443,850 as of June 30, 2021 and December 31, 2020, respectively.

Note 8 – Line of Credit

As of June 30, 2021, the Company had five lines of credit with a maximum borrowing amount of $600,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of June 30, 2021 and December 31, 2020, the amounts outstanding under these lines of credit were $314,889 and $209,143, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending June 30, 2022 is $140,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$-	$55,079
Total lease assets		$-	$55,079

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$-	$55,079
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	-
Total lease liability		$-	$55,079

The lease with Gold Team Inc. expired on April 30, 2021 and was extended for 12 months.

The lease expense for the six months ended June 30, 2021 and 2020 was $84,000 and $84,000, respectively. The cash paid under operating leases during the six months ended June 30, 2021 and 2020 was $84,000 and $84,000, respectively. The weighted average discount rate was 8%

Note 10 – Shareholders’ Equity

Common Stock

During the six months ended June 30, 2021, the Company issued:

●	250,000 shares of common stock for cash proceeds of $100,000;

●	792,300 shares of common stock to consultants for services rendered valued at $545,488. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,121,071 shares of common stock for an investment in Grapheton valued at $633,405. The fair value was determined based on the Company’s stock price on the grant date.

During the six months ended June 30, 2020, the Company issued:

●	558,295 shares of common stock to consultants for services rendered valued at $453,096. The fair value was determined based on the Company’s stock price on the grant date;

●	163,275 shares of common stock for convertible notes and accrued interest of $100,000 and $8,986; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	333,333	$1.50	1.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2021	333,333	$0.40	1.40	$147,000
Exercisable, June 30, 2021	333,333	$0.40	1.40	$147,000

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$0.40
333,333

The above warrants contains a downround provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the six months ended June 30, 2021, the Company sold shares of common stock for $0.40; therefore the exercise price of these warrants was adjusted from $1.50 to $0.40. The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $52,861. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements.

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales
Optron	$89,009	$83,096	$111,825	$173,776
Overhoff	263,549	219,105	658,557	450,664
Corporate	-	-	-	-
	$352,558	$302,201	$770,382	$624,440

Gross profit
Optron	$54,958	$41,055	$68,382	$89,917
Overhoff	100,898	102,324	288,646	219,789
Corporate	-	-	-	-
	$155,856	$143,379	$357,028	$309,706

Income (loss) from operations
Optron	$(167,915)	$(146,615)	$(362,408)	$(287,610)
Overhoff	(49,227)	4,827	(71,882)	(60,198)
Corporate	(247,856)	(61,036)	(689,687)	(583,531)
	$(464,998)	$(202,824)	$(1,123,977)	$(931,339)

Interest Expenses
Optron	$2,389	$3,897	$5,212	$8,337
Overhoff	1,644	-	1,644	-
Corporate	-	8,254	-	17,209
	$4,033	$12,151	$6,856	$25,546

Net income (loss)
Optron	$(170,304)	$(150,512)	$(361,620)	$(289,947)
Overhoff	(50,871)	4,827	(79,526)	(69,198)
Corporate	(1,061,137)	568	(1,504,727)	(833,341)
	$(1,282,312)	$(145,117)	$(1,945,873)	$(1,192,486)

	As of June 30, 2021	As of December 31, 2020

Total Assets
Optron	$1,086,164	$1,084,440
Overhoff	1,255,149	1,320,197
Corporate	41,488	50,271
	$2,382,801	$2,454,908
Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 12 – Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Geographical sales
North America	$269,236	$294,593	$563,787	$480,261
Asia	55,730	7,608	166,827	105,235
Other	27,592	-	39,768	38,944
	$352,558	$302,201	$770,382	$624,440

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2021 and 2020 were $84,000 and $84,000, respectively. As of June 30, 2021 and December 31, 2020, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 9) The lease expired on April 30, 2021 and is currently on a month-to-month basis.

In addition, as of June 30, 2021 and December 31, 2020, the Company had accrued compensation payable to its majority shareholder of $400,000 and $350,000, respectively.

Also see Note 7.

Note 14 – Concentrations

Two customer accounted for 34% and 27% of the Company’s sales for the six months ended June 30, 2021 and one customer accounted for 63% of the Company’s sales for the six months ended June 30, 2020.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2021 and 2020.

Note 15 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist.

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

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%

Sales	$352,558	$302,201	$50,357	16.7%
Cost of goods sold	196,702	158,822	37,880	23.9%
Gross profit	155,856	143,379	12,477	8.7%
Selling, general and administrative expenses	620,854	346,203	274,651	79.3%
Loss from operations	(464,998)	(202,824)	(262,174)	129.3%
Other income (expense)	(817,314)	57,707	(875,021)	-1516.3%
Loss before provision for income taxes	(1,282,312)	(145,117)	(1,137,195)	783.6%
Provision for income taxes	-	-	-
Net loss	$(1,282,312)	$(145,117)	$(1,137,195)	783.6%

Sales for the three months ended June 30, 2021 were $352,558 compared to $302,201 for the same period in 2020. The increase of $50,357 or 16.7% is a result of an increase in sales from our Overhoff subsidiary of $44,444 and our Optron subsidiary of $5,913. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the three months ended June 30, 2021 is as follows:

North America 76.4%

Asia (Including Japan) 15.8%

Other 7.8%

Our gross margins for the three months ended June 30, 2021 were 44.2% as compared to 47.4% for the same period in 2020. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the three months ended June 30, 2021 were $620,854 compared to $346,203 for the same period in 2020. The increase of $274,651 or 79.3% was principally due to an increase in stock-based compensation in 2021. During the three months ended June 30, 2021, stock-based compensation was $166,650 compared to $0 during the same period in 2020.

Other expense for the three months ended June 30, 2021 was $817,314 a decrease of $875,021 from other income of $57,707 for the same period in 2020. The decrease was due to an equity loss on investments in 2021 offset by a decrease the amortization of the debt discount associated with the convertible debenture and by the change in value of the derivative liability.

Net loss for the three months ended June 30, 2021 was $1,282,312 compared to $145,117 for the same period in 2020. The change was principally attributed to the factors described above.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%

Sales	$770,382	$624,440	$145,942	23.4%
Cost of goods sold	413,354	314,734	98,620	31.3%
Gross profit	357,028	309,706	47,322	15.3%
Selling, general and administrative expenses	1,481,005	1,241,045	239,960	19.3%
Loss from operations	(1,123,977)	(931,339)	(192,638)	20.7%
Other expense	(821,896)	(261,147)	(560,749)	214.7%
Loss before provision for income taxes	(1,945,873)	(1,192,486)	(753,387)	63.2%
Provision for income taxes	-	-	-
Net loss	$(1,945,873)	$(1,192,486)	$(753,387)	63.2%

Sales for the six months ended June 30, 2021 were $770,382 compared to $624,440 for the same period in 2020. The increase of $145,942 or 23.4% is a result of an increase in sales from our Overhoff subsidiary of $207,893; offset by a decrease in sales from our Optron subsidiary of $61,951. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the six months ended June 30, 2021 is as follows:

North America 73.2%

Asia (Including Japan) 21.7%

Other 5.1%

Our gross margins for the six months ended June 30, 2021 were 46.3% as compared to 49.6% for the same period in 2020. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the six months ended June 30, 2021 were $1,481,005 compared to $1,241,045 for the same period in 2020. The increase of $239,960 or 19.3% was principally due to an increase in stock-based compensation in 2021. During the six months ended June 30, 2021, stock-based compensation was $545,488 compared to $453,096 during the same period in 2020.

Other expense for the six months ended June 30, 2021 was $821,896, an increase of $560,749 from $261,147 for the same period in 2020. The increase was due to an equity loss on investments in 2021 offset by a decrease in the amortization of the debt discount.

Net loss for the six months ended June 30, 2021 was $1,945,873 compared to $1,192,486 for the same period in 2020. The change was principally attributed to the factors described above.

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

At June 30, 2021, total assets decreased by 2.9% to $2,382,801 from $2,454,908 at December 31, 2020 principally related to a decrease in accounts receivable and right-of-use assets offset by an increase in inventory.

At June 30, 2021, total liabilities increased by 36.4% to $2,192,621 from $1,607,748 at December 31, 2020. The increase is principally related to an increase in accrued liabilities, notes payable, line of credit and accrued compensation - officers, offset by a decrease in operating lease liability.

Net cash used in operating activities for the six months ended June 30, 2021 was $404,025 compared to $72,366 for the same period in 2020. The change in cash from operations was principally due to changes in working capital accounts, principally, accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2021 was $21,446 compared to $235,000 for the same period in 2020. The decrease in cash used in investing activities was principally due to the investment in Grapheton of $235,000 in 2020 compared to purchase of property and equipment of $21,446 in 2021.

Net cash provided by financing activities for the six months ended June 30, 2021 was $427,177 compared to $60,965 for the same period in 2020. The change in cash from financing activities was principally the issuance of a $221,431 note payable, sale of common stock for $100,000 and increase in line of credit of $105,746 in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2021.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on July 29, 2021 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2021, the Company issued 1,121,071 shares of common stock to Grapheton, Inc. in connection with a Stock Purchase Agreement entered by and between US Nuclear Corp and Grapheton.

On May 5, 2021, the Company issued 250,000 shares of common stock to an investor for cash proceeds of $100,000

On May 24, 2021, the Company issued 25,000 shares of common stock to Richard Cavali in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Cavali.

On June 1, 2021, the Company issued 50,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

On June 8, 2021, the Company issued 50,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101. INS	Inline XBRL Instance Document.	X
101. SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Rachel Boulds
Chief Financial Officer and Secretary

Date:  September 20, 2021