Form 10-Q
period 2021-09-30
US NUCLEAR CORP.
filed 2021-11-09
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

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

The number of shares of the Registrant’s common stock outstanding as of November 9, 2021 was 28,278,215.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$99,924	$227,304
Accounts receivable, net	383,151	255,202
Inventories	1,359,607	1,317,687
Prepaid expenses and other current assets	4,000	4,000
TOTAL CURRENT ASSETS	1,846,682	1,804,193

Property and equipment, net	10,044	5,844
Right-of-use assets	-	55,079
Investments	10,059	19,616
Acquisition deposit	15,000	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,451,961	$2,454,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$228,167	$60,977
Accrued liabilities	538,844	96,983
Accrued compensation - officers	550,000	430,000
Customer deposit	133,218	194,311
Note payable	117,405	9,818
Note payable to shareholder	539,960	443,850
Operating lease liability	-	55,079
Line of credit	314,889	209,143
TOTAL CURRENT LIABILITIES	2,422,483	1,500,161

Note payable, net of current portion	221,431	107,587
TOTAL LIABILITIES	2,643,914	1,607,748

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,038,215 and 25,724,844 shares issued and outstanding	2,804	2,572
Additional paid in capital	13,388,963	11,985,191
Accumulated deficit	(13,583,720)	(11,140,603)
TOTAL SHAREHOLDERS’ EQUITY	(191,953)	847,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,451,961	$2,454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	$683,771	$484,318	$1,454,153	$1,108,758
Cost of sales	357,426	281,808	770,780	596,542
Gross profit	326,345	202,510	683,373	512,216

Operating expenses
Selling, general and administrative expenses	747,290	1,021,507	2,228,295	2,262,552
Total operating expenses	747,290	1,021,507	2,228,295	2,262,552

Loss from operations	(420,945)	(818,997)	(1,544,922)	(1,750,336)

Other income (expense)
Interest expense	(3,016)	(10,905)	(9,872)	(36,451)
Change in value of derivative liability	-	66,939	-	76,774
Amortization of debt discount	-	(84,774)	-	(327,161)
Equity loss on investment	(20,422)	(2,649)	(835,462)	(5,698)
Total other income (expense)	(23,438)	(31,389)	(845,334)	(292,536)

Loss before provision for income taxes	(444,383)	(850,386)	(2,390,256)	(2,042,872)

Provision for income taxes	-	-	-	-

Net loss	$(444,383)	$(850,386)	$(2,390,256)	$(2,042,872)

Deemed dividend for downround provision in warrants	-	-	(52,861)	-

Net loss attributed to common stockholders	$(444,383)	$(850,386)	$(2,443,117)	$(2,042,872)

Weighted average shares outstanding - basic and diluted	27,914,302	22,204,663	27,072,892	21,473,288

Loss per shares - basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)

Balance, March 31, 2021	26,317,144	2,632	12,363,969	(11,804,164)	562,437

Issuance of common stock for cash	250,000	25	99,975	-	100,000
Issuance of common stock for services	200,000	20	166,630	-	166,650
Issuance of common stock for investment	1,121,071	112	633,293	-	633,405
Deemed dividend for downround provision in warrants			52,861	(52,861)	-
Net loss	-	-	-	(1,282,312)	(1,282,312)

Balance, June 30, 2021	27,888,215	2,789	13,316,728	(13,139,337)	180,180

Issuance of common stock for services	150,000	15	72,235	-	72,250
Net loss	-	-	-	(444,383)	(444,383)

Balance, September 30, 2021	28,038,215	$2,804	$13,388,963	$(13,583,720)	$(191,953)

Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	558,295	56	453,040	-	453,096
Issuance of common stock for conversion of convertible debenture and accrued interest	163,275	16	108,970	-	108,986
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	149,620	-	149,620
Net loss	-	-	-	(1,047,369)	(1,047,369)

Balance, March 31, 2020	21,647,837	2,165	10,613,428	(8,649,869)	1,965,724

Net loss	-	-	-	(145,117)	(145,117)

Balance, June 30, 2020	21,647,837	2,165	10,613,428	(8,794,986)	1,820,607

Issuance of common stock for services	997,816	100	542,460	-	542,560
Issuance of common stock for conversion of convertible debenture and accrued interest	100,889	10	40,245	-	40,255
Derivative liability resolution	-	-	40,789	-	40,789
Net loss	-	-	-	(850,386)	(850,386)

Balance, September 30, 2020	22,746,542	$2,275	$11,236,922	$(9,645,372)	$1,593,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(2,390,256)	$(2,042,872)
Adjustment to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,246	1,502
Adjustment to acquisition contingency	-	718
Issuance of common stock for services	617,738	995,656
Expenses paid directly by majority shareholder	45,810	40,000
Operating lease expense	55,079	116,361
Amortization of debt discounts	-	327,161
Change in value of derivative liability	-	(76,774)
Equity loss on investment	835,462	5,698
Changes in operating assets and liabilities:
Accounts receivable	(127,949)	250,671
Inventories	(41,920)	(317,501)
Accounts payable	167,190	53,981
Accrued liabilities	249,361	(11,428)
Accrued compensation - officers	120,000	125,000
Customer deposits	(61,093)	281,783
Operating lease liability	(55,079)	(116,361)
Net cash used in operating activities	(583,411)	(366,405)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,446)	-
Payment of acquisition deposit	(15,000)	-
Cash paid for investment	-	(235,000)
Net cash used in investing activities	(21,446)	(235,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	105,746	(5,138)
Proceeds from the sale of common stock	100,000	-
Proceeds from issuance of note payable	221,431	107,587
Repayments for note payable	-	(8,491)
Repayments for note payable to shareholder	50,300	520,600
Proceeds from note payable to shareholder	-	(616,801)
Net cash provided by (used in) financing activities	477,477	(2,243)

NET DECREASE IN CASH	(127,380)	(603,648)

CASH
Beginning of period	227,304	1,087,660
End of period	$99,924	$484,012

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$9,872	$11,744

Reclassification of acquisition contingency to accounts payable	$-	$11,312
Common stock issued for conversion of convertible debenture and accrued interest	$-	$149,241
Common stock issued for investment	$-	$601,227
Relief of derivative liability	$-	$190,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $2,390,256 for the nine months ended September 30, 2021 and had an accumulated deficit of $13,583,720 as of September 30, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2021 and December 31, 2020 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2021 and December 31, 2020, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

 Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2021 and December 31, 2020, there no derivative financial instruments as all convertible notes payable were converted into shares of the Company’s common stock during 2020.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

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

Sales returns and allowances was $0 for the nine months ended September 30, 2021 and 2020. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2021 and 2020 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2021 and December 31, 2020 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common. Basic and diluted earnings per share are the same during the nine months ended September 30, 2021 and 2020 due to the net loss incurred.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Note 3 – Inventories

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$964,819	$924,313
Work in Progress	118,436	71,177
Finished goods	276,352	322,197
Total inventories	$1,359,607	$1,317,687

At September 30, 2021 and December 31, 2020 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	33,036
	475,024	468,578
Less accumulated depreciation	(464,980)	(462,734)
Property and equipment, net	$10,044	$5,844

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2,246 and $1,502, respectively. At September 30, 2021, the Company has $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2021 and December 31, 2020 was $1,000 and $1,000, respectively.

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

In connection with the SPA, during the second quarter of 2021 the Company received an additional 1,100 shares of Grapheton’s common stock in exchange for the Company’s issuing an additional 1,121,071 shares of common stock valued at $633,405. In addition, Grapheton fulfilled its requirements under the earn out provision and the Company is obligated to make the first earn out payment of $192,500. This amount is recorded as accrued expense in the accompanying consolidated balance sheet.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

An additional “true up” issuance of the Company’s common stock to Grapheton may be made on the second anniversary of the closing of the SPA, based on the valuation of the Company’s common stock on that date by a third-party valuator.

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323.

The Company evaluated this investment and recorded a loss attributed to equity investment of $803,877 during the year ended December 31, 2020 and $835,462 during the nine months ended September 30, 2021.

Information regarding Grapheton as of and for the nine months ended September 30, 2021 is below:

Current assets	$140,992
Total assets	147,507
Current liabilities	11,052
Total liabilities	11,052
Total stockholders’ equity	136,455

Revenue	$-
Operating expenses	68,300
Other income	3,373
Net loss	$(64,927)

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2021 and December 31, 2020, the amount outstanding under this note payable was $9,818 and $9,818, respectively. The Company repaid $0 during the nine months ended September 30, 2021.

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

Future maturities of notes payable as of September 30, 2021 are as follows:

Nine months ended September 30,
2022	$117,405
2023	221,431
$338,836

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2021. During the nine months ended September 30, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $45,810 and loaned an additional $50,300 to the Company. During the nine months ended September 30, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801. The amounts due to Mr. Goldstein are $539,960 and $443,850 as of September 30, 2021 and December 31, 2020, respectively.

Note 8 – Line of Credit

As of September 30, 2021, the Company had five lines of credit with a maximum borrowing amount of $600,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of September 30, 2021 and December 31, 2020, the amounts outstanding under these lines of credit were $314,889 and $209,143, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending September 30, 2022 is $98,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$-	$55,079
Total lease assets		$-	$55,079

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$-	$55,079
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	-
Total lease liability		$-	$55,079

The lease with Gold Team Inc. expired on April 30, 2021 and was extended for 12 months.

The lease expense for the nine months ended September 30, 2021 and 2020 was $126,000 and $126,000, respectively. The cash paid under operating leases during the nine months ended September 30, 2021 and 2020 was $126,000 and $126,000, respectively. The weighted average discount rate was 8%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

Note 10 – Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2021, the Company issued:

●	250,000 shares of common stock for cash proceeds of $100,000;

●	942,300 shares of common stock to consultants for services rendered valued at $617,738. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,121,071 shares of common stock for an investment in Grapheton valued at $633,405. The fair value was determined based on the Company’s stock price on the grant date.

During the nine months ended September 30, 2020, the Company issued:

●	1,556,111 shares of common stock to consultants for services rendered valued at $995,656. The fair value was determined based on the Company’s stock price on the grant date;

●	264,164 shares of common stock for convertible notes and accrued interest of $125,000 and $24,241, respectively; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	333,333	$1.50	1.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2021	333,333	$0.40	1.15	$19,333
Exercisable, September 30, 2021	333,333	$0.40	1.15	$19,333

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2021:

Outstanding and Exercisable
Number of Warrants	Exercise Price
333,333	$0.40
333,333

The above warrants contains a downround provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the nine months ended September 30, 2021, the Company sold shares of common stock for $0.40; therefore the exercise price of these warrants was adjusted from $1.50 to $0.40. The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $52,861. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the quarter ended June 30, 2021.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales
Optron	$192,038	$28,494	$303,863	$202,270
Overhoff	491,733	455,824	1,150,290	906,488
Corporate	-	-	-	-
	$683,771	$484,318	$1,454,153	$1,108,758

Gross profit
Optron	$133,362	$7,342	$201,744	$97,259
Overhoff	192,983	195,168	481,629	414,957
Corporate	-	-	-	-
	$326,345	$202,510	$683,373	$512,216

Income (loss) from operations
Optron	$(150,007)	$(197,440)	$(512,415)	$(485,050)
Overhoff	(61,661)	38,724	(133,543)	(21,474)
Corporate	(209,277)	(660,281)	(898,964)	(1,243,812)
	$(420,945)	$(818,997)	$(1,544,922)	$(1,750,336)

Interest Expenses
Optron	$2,022	$3,140	$7,234	$11,477
Overhoff	994	-	2,638	-
Corporate	-	7,765	-	24,974
	$3,016	$10,905	$9,872	$36,451

Net income (loss)
Optron	$(140,029)	$(188,580)	$(501,649)	$(478,527)
Overhoff	(83,655)	20,724	(163,181)	(48,474)
Corporate	(220,699)	(682,530)	(1,725,426)	(1,515,871)
	$(444,383)	$(850,386)	$(2,390,256)	$(2,042,872)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

	As of	As of
	September 30,	December 31,
	2021	2020
Total Assets
Optron	$1,190,771	$1,084,440
Overhoff	1,232,752	1,320,197
Corporate	28,438	50,271
	$2,451,961	$2,454,908

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 12 – Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Geographical sales
North America	$517,230	$341,234	$1,081,017	$821,495
Asia	39,040	143,084	205,867	248,319
Other	127,501	-	167,269	38,944
	$683,771	$484,318	$1,454,153	$1,108,758

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2021 and 2020 were $126,000 and $126,000, respectively. As of September 30, 2021 and December 31, 2020, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 9) The lease expired on April 30, 2021 and was extended by 12 months to April 30, 2022.

In addition, as of September 30, 2021 and December 31, 2020, the Company had accrued compensation payable to its majority shareholder of $425,000 and $350,000, respectively.

Also see Note 7.

Note 14 – Concentrations

One customer accounted for 55% of the Company’s sales for the nine months ended September 30, 2021 and one customer accounted for 36% of the Company’s sales for the nine months ended September 30, 2020.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2021 and 2020.

Note 15 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

The Company issued 240,000 for services rendered that were valued at $90,400. The fair value was determined based on the Company’s stock price on the grant date.

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

In connection with the SPA, during the second quarter of 2021 the Company received an additional 1,100 shares of Grapheton’s common stock in exchange for the Company’s issuing an additional 1,121,071 shares of common stock valued at $633,405. In addition, Grapheton fulfilled its requirements under the earn out provision and the Company is obligated to make the first earn out payment of $192,500. This amount is recorded as accrued expense in the accompanying consolidated balance sheet.

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

Results of Operations

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%

Sales	$683,771	$484,318	$199,453	41.2%
Cost of goods sold	357,426	281,808	75,618	26.8%
Gross profit	326,345	202,510	123,835	61.2%
Selling, general and administrative expenses	747,290	1,021,507	(274,217)	-26.8%
Loss from operations	(420,945)	(818,997)	398,052	-48.6%
Other income (expense)	(23,438)	(31,389)	7,951	-25.3%
Loss before provision for income taxes	(444,383)	(850,386)	406,003	-47.7%
Provision for income taxes	-	-	-
Net loss	$(444,383)	$(850,386)	$406,003	-47.7%

Sales for the three months ended September 30, 2021 were $683,771 compared to $484,318 for the same period in 2020. The increase of $199,453 or 41.2% is a result of an increase in sales from our Optron and Overhoff subsidiaries of $163,544 and $35,909, respectively. The increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the three months ended September 30, 2021 is as follows:

North America 75.6%

Asia (Including Japan) 5.7%

Other 18.7%

Our gross margins for the three months ended September 30, 2021 were 47.7% as compared to 41.8% for the same period in 2020. The increase in gross margin is due to allocation of overhead cost to a higher sales volume.

Selling, general and administrative expense for the three months ended September 30, 2021 were $747,290 compared to $1,021,507 for the same period in 2020. The decrease of $274,217 or 26.8% was principally due to a decrease in stock-based compensation in 2021. During the three months ended September 30, 2021, stock-based compensation was $72,250 compared to $542,560 during the same period in 2020.

Other expense for the three months ended September 30, 2021 was $23,438 a decrease of $7,951 compared to $31,389 for the same period in 2020. The decrease was due to a decrease in amortization of the debt discount associated with the convertible debenture and by the change in value of the derivative liability; offset by an increase in loss on equity investment.

Net loss for the three months ended September 30, 2021 was $444,383 compared to $850,386 for the same period in 2020. The change was principally attributed to the factors described above.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

Sales	$1,454,153	$1,108,758	$345,395	31.2%
Cost of goods sold	770,780	596,542	174,238	29.2%
Gross profit	683,373	512,216	171,157	33.4%
Selling, general and administrative expenses	2,228,295	2,262,552	(34,257)	-1.5%
Loss from operations	(1,544,922)	(1,750,336)	205,414	-11.7%
Other expense	(845,334)	(292,536)	(552,798)	189.0%
Loss before provision for income taxes	(2,390,256)	(2,042,872)	(347,384)	17.0%
Provision for income taxes	-	-	-
Net loss	$(2,390,256)	$(2,042,872)	$(347,384)	17.0%

Sales for the nine months ended September 30, 2021 were $1,454,153 compared to $1,108,758 for the same period in 2020. The increase of $345,395 or 31.2% is a result of an increase in sales from our Overhoff and Optron subsidiaries of $243,802 and $101,593, respectively. The increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the nine months ended September 30, 2021 is as follows:

North America 74.3%

Asia (Including Japan) 14.2%

Other 11.5%

Our gross margins for the nine months ended September 30, 2021 were 47.0% as compared to 46.2% for the same period in 2020. The increase in gross margin is due to allocation of overhead cost to a higher sales volume.

Selling, general and administrative expense for the nine months ended September 30, 2021 were $2,228,295 compared to $2,262,552 for the same period in 2020. The decrease of 34,257 or 1.5% was principally due to a decrease in stock-based compensation in 2021; offset by an increase in professional fees. During the nine months ended September 30, 2021, stock-based compensation was $617,738 compared to $995,656 during the same period in 2020.

Other expense for the nine months ended September 30, 2021 was $845,334, an increase of $552,798 from $292,536 for the same period in 2020. The increase was due to an equity loss on investments in 2021 offset by a decrease in the amortization of the debt discount.

Net loss for the nine months ended September 30, 2021 was $2,390,256 compared to $2,042,872 for the same period in 2020. The change was principally attributed to the factors described above.

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

At September 30, 2021, total assets decreased by 0.1% to $2,451,961 from $2,454,908 at December 31, 2020. The decrease was not significant.

At September 30, 2021, total liabilities increased by 64.4% to $2,643,914 from $1,607,748 at December 31, 2020. The increase is principally related to an increase in accounts payable, accrued liabilities, notes payable, line of credit and accrued compensation - officers, offset by a decrease in operating lease liability.

Net cash used in operating activities for the nine months ended September 30, 2021 was $583,411 compared to $366,405 for the same period in 2020. The change in cash from operations was principally due to changes in non-cash expense items and in working capital accounts, principally, accounts receivable, customer deposits, inventories and accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2021 was $21,446 compared to $235,000 for the same period in 2020. The decrease in cash used in investing activities was principally due to the investment in Grapheton of $235,000 in 2020 compared to purchase of property and equipment of $21,446 in 2021.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $477,477 compared to cash used in financing activities of $2,243 for the same period in 2020. The change in cash from financing activities was principally the issuance of a $221,431 note payable, sale of common stock for $100,000 and increase in line of credit of $105,746 in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

See our Form 10K filed on July 29, 2021 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2021, the Company issued 25,000 shares of common stock to Carter Terry & Co. in connection with the consulting services agreement entered by and between US Nuclear Corp and Carter Terry & Co.

On September 21, 2021, the Company issued 125,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

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

Date:  November 9, 2021