Form 10-K
period 2021-12-31
US NUCLEAR CORP.
filed 2022-04-15
CIK 1543623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $9,599,371 as of June 30, 2021.

The number of shares of the Registrant’s common stock outstanding as of April 11, 2022, was 28,428,215.

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

The Company’s four divisions consisting of Optron Scientific Company Inc., DBA Technical Associates, Overhoff Technology Corporation, Electronic Control Concepts, and Cali From Above offer over 200 products that service and address the nuclear power industry, domestically and internationally. Technical Associates specializes in the design and manufacture of radiation detection equipment monitors and hand held devices. Overhoff Technology Corporation specializes in the design and manufacture of tritium air monitors and water monitors. Electronic Control Concepts specializes test and maintenance meters for x-ray machines for both medical and industrial users. Cali From Above offers specialized inspection services from height and difficult-to-access locations with the use of unmanned aerial vehicles (UAVs).

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

Our international revenues were 28.5% of our total revenue in 2021. This was an increase of 5.5% from 2020 and was a result of fielding new orders and inquires and engaged new customers overseas. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Our executive officers, directors and their affiliated entities together will beneficially own approximately 43.4% of our Common Stock, representing approximately 77% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, we elected to adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

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

Control by Management

As of December 31, 2021, management currently owns 43.4% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share, of which none have been designated or issued. As of December 31, 2021 we had (i) 28,353,215 shares of common stock outstanding, held of record by 53 shareholders, and (ii) no shares of preferred stock outstanding. As of April 11, 2022   there are 28,428,215   shares of common stock outstanding, held of record by 51 shareholders.

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

Recent Sales of Unregistered Securities

On February 17, 2022 the Company issued 75,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

Issuer Purchases of Equity Securities

None.

ITEM 6. [ReseRved]

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. In 2022 we derived 30.7% of our total revenues from sales made by Overhoff to one customer. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 28.5% of our total revenue in 2021. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas and recover post-pandemic. We believe that Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Cali From Above (“CFA”) is a US Nuclear Corp subsidiary which was formed and began operations on January 28, 2021. CFA is a commercially recognized aerial mapping, aerial surveying, and airborne inspections company. CFA was formed to expand the Company’s presence in the Unmanned Aerial Vehicle market. The Company believes this market is rapidly growing and changing and feel it is an important growth opportunity. Incorporating as its own subsidiary provides the opportunity to specialize specifically in UAVs and UAV services.

Results of Operations

For the year ended December 31, 2021 compared to the year ended December 31, 2020

	Year Ended December 31,		Change
	2021	2020	$	%

Sales	$2,137,607	$1,752,976	$384,631	21.9%
Cost of goods sold	760,955	1,278,469	(517,514)	-40.4%
Gross profit	1,376,652	474,507	902,145	190.1%
Selling, general and administrative expenses	2,738,841	2,558,553	186,450	7.2%
Loss from operations	(1,368,351)	(2,084,046)	715,695	-34.3%

Other expense	(514,495)	(1,454,057)	939,562	-64.6%

Loss before provision for income taxes	(1,876,684)	(3,538,103)	1,655,257	-46.8%

Provision for income taxes	—	—	—	—
Net income (loss)	$(1,876,684)	$(3,538,103)	$1,361,805

Revenue for the year ended December 31, 2021, was $2,137,607 compared to $1,752,976 for the year ended December 31, 2020. The increase of $384,631 or 21.9% is a result of an overall increase in revenue across all subsidiaries post-Coronavirus pandemic. The revenue breakdown for the year ended December 31, 2021, is as follows:

North America 71%

Asia (including Japan) 22%

Other 6%

Our gross margin for the year ended December 31, 2021, was 64.4% as compared to 27.1%for the year ended December 31, 2020. The increase in gross margin is due to an increase in sales while cost of goods sold decreased.

General and administrative expense for the year ended December 31, 2021, increased by $186,450 or 7.2% to $2,745,003 up from $2,558,553 for the year ended December 31, 2020. The increase is attributed to the Company’s overall increase in revenue and an effort to obtain new customers and working to generate orders from our existing customers by our sales department.

Other expense for the year ended December 31, 2021, was $514,495, a decrease of $939,562 from $1,454,057 for 2020. Other expense consists of write down of investments, interest expense, loss on issuance of convertible debenture, amortization of debt discount, equity loss in investment.

Net loss for the year ended December 31, 2021, was $1,876,684 compared to net loss of $3,538,103 for the year ended December 31, 2020.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $46,410, loaned an additional $140,000 to the Company and was repaid $54,000. We anticipate the growth of our business through the sales of shares of our common stock and loans from our majority stockholder if necessary.

At December 31, 2021, total assets increased by $396,278 or 16.1% from $2,454,908 at December 31, 2020 due to an increase in cash and inventory.

At December 31, 2021, total liabilities increased by 53.4% to $2,409,917 from $1,607,748 at December 31, 2020 due to an increase in accrued liabilities, accounts payable, accrued compensation paid to officers, note payable to shareholder and an increase in our line of credit balances.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (COSO-2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2021, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties.

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains information concerning our directors and executive officers as of April 8, 2022.

Name	Age	Position

Robert I. Goldstein	73	President, Chief Executive Officer, and Chairman of the Board of Directors

Rachel Boulds	52	Chief Financial Officer and Secretary

Richard Landry	26	Chief Operating Officer

Michael Hastings	79	Member of the Board of Directors

Dell Williamson	65	Member of the Board of Directors

Kimberly Hallowell	34	Member of the Board of Directors

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

Michael Hastings– Member of the Board of Directors: Mr. Hastings has been a corporate finance officer for over thirty years in the medical device industry with C.R. Bard, Inc. (predecessor to Becton Dickinson), and in the industrial battery industry with EnerSys, Inc. (NYSE: ENS). Mr. Hastings retired from EnerSys in 2011 as its Vice President and Treasurer with company revenue of $2 billion and operations in all parts of the world. His responsibilities included global treasury operations including debt and capital transactions; corporate tax; hedging of currencies, interest rate exposures and the price of raw materials; credit management; pension plan investments; and investor relations. He participated fully in due diligence, valuation and negotiation of numerous acquisitions. Mr. Hastings was also a member of the Board of Directors and Chief Financial Officer of MegaGraphite, Inc. - a private graphite exploration company in Canada between 2011 and when it was sold in 2014. Mr. Hastings was a member of the Board of Directors of Organic Transit, Inc., a private solar electric vehicle company in the United States, from 2018 until the company was sold in 2020. Mr. Hastings has no prior business relationship with the Company.

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

Kimberly Hallowell – Member of the Board of Directors: Ms. Hallowell began her career at Optron Scientific Company (“Optron”) in 2011. As set forth in prior disclosures, Optron is an operating division of the Company and thus an affiliate or related party of the Company. Ms. Hallowell manages the day-to-day accounting operations for all subsidiaries of the Company. Ms. Hallowell graduated from Colorado State University- Global Campus with a bachelor’s degree in accounting. In 2019, she obtained her Master of Science degree in Education and is currently pursuing her Masters degree in Forensic Accounting and her Certified Public Accounting License. Ms. Hallowell has no prior experience in serving as director of a publicly reporting company.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2021.

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

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2021and 2020.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein
President, Chief Executive Officer, and	2020	$100,000	$0	$0	$0	$0	$100,000
Chairman of the Board of Directors (1)	2021	$100,000	$0	$0	$0	$0	$100,000

Rachel Boulds
Chief Financial	2020	$10,000	$0	$0	$0	$0	$10,000
Officer, and Secretary	2021	$10,000	$0	$0	$0	$0	$10,000

Richard Landry
Chief Operating	2020	$100,000	$0	$0	$0	$0	$100,000
Officer (2)	2021	$100,000	$0	$0	$0	$0	$100,000

(1)	Mr. Goldstein has accrued unpaid salary.

(2)	Mr. Landry has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 28,428,215 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Robert I. Goldstein, President & CEO, Chairman	10,850,000	41.2%

Rachel Boulds, Chief Financial Officer and Secretary	25,000	*

Richard Landry	242,823	*

Michael Hastings	639,051	2.2%

Dell Williamson	60,000	*

All Directors and Officers as a Group (5 persons)	11,816,874	43.4%

Robert I. Goldstein, Michael Hastings and Dell Williamson are members of our Board of Directors and both Robert I. Goldstein, Rachel Boulds and Richard Landry hold executive officer positions.

*	indicates less than 1%

Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Rachel Boulds, Dell Williamson, Manager of the Overhoff Division, and Ivan Mitev, our Chief Engineer at the Overhoff Division, Ian Embry in sales and Kimberly Hallowell in accounting. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

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

During the year ended December 31, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $87,410, loaned an additional $45,000.  The amounts due to Mr. Goldstein are $576,260 and $443,850 as of December 31, 2021 and 2020, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $82,500 and 50,000  for the years ended December 31, 2021 and 2020, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2021 or 2020.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year December 31, 2021 or 2020.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2021 or 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and Subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company has goodwill with a carrying value of $570,176 and is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2021, the Company recorded no impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and underlying business unit, we performed audit procedures that included, among other things:

●	Assessment of methodologies and testing the significant assumptions and underlying data used by the Company in its analysis.
●	Assessment of the current financial forecast in light of management’s current plans, and the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2019.

Spokane, Washington

April 15, 2022

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

ASSETS

	2021	2020

CURRENT ASSETS
Cash	$246,317	$227,304
Accounts receivable, net	163,577	255,202
Inventories	1,792,312	1,317,687
Prepaid expenses and other current assets	44,026	4,000
TOTAL CURRENT ASSETS	2,246,232	1,804,193

Property and equipment, net	9,719	5,844
Right-of-use assets	-	55,079
Investments	10,059	19,616
Acquisition deposit	15,000	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,851,186	$2,454,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$91,859	$60,977
Accounts payable - related party	128,500	-
Accrued liabilities	587,941	96,983
Accrued compensation - officers	590,000	430,000
Customer deposit	101,342	194,311
Note payable	48,541	9,818
Note payable to shareholder	576,260	443,850
Operating lease liability	-	55,079
Line of credit	285,474	209,143
TOTAL CURRENT LIABILITIES	2,409,917	1,500,161

Note payable, net of current portion	-	107,587
TOTAL LIABILITIES	2,409,917	1,607,748

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,353,215 and 25,724,844 shares issued and outstanding	2,836	2,572
Additional paid in capital	13,508,581	11,985,191
Accumulated deficit	(13,070,148)	(11,140,603)
TOTAL SHAREHOLDERS’ EQUITY	441,269	847,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,851,186	$2,454,908

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Sales	$2,137,607	$1,752,976
Cost of sales	760,955	1,278,469
Gross profit	1,376,652	474,507

Operating expenses
Consulting expense	592,659	1,005,655
Professional fees	171,024	218,760
Officer compensation	372,978	220,000
Payroll and related expense	939,061	827,343
General and administrative	663,119	286,795
Total operating expenses	2,738,841	2,558,553

Loss from operations	(1,362,189)	(2,084,046)

Other income (expense)
Write down of investments	-	-
Interest expense	(11,001)	(45,860)
Other income	2,950	-
Change in value of derivative liability	-	(126,623)
Amortization of debt discount	-	(462,963)
Gain on forgiveness of debt	329,018	-
Equity loss in investment	(835,462)	(818,611)
Total other income (expense)	(514,495)	(1,454,057)

Loss before provision for income taxes	(1,876,684)	(3,538,103)

Provision for income taxes	-	-

Net loss	$(1,876,684)	$(3,538,103)

Deemed dividend for downround provision in warrants	(52,861)	-

Net loss attributed to common stockholders	$(1,929,545)	$(3,538,103)

Weighted average shares outstanding - basic and diluted	27,375,508	22,080,873

Loss per shares - basic and diluted	$(0.07)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	20,067,371	$2,007	$9,300,657	$(7,602,500)	$1,700,164

Issuance of common stock for services	1,606,111	161	1,005,495	-	1,005,656
Issuance of common stock for conversion of convertible debenture and accrued interest	3,192,466	318	532,494	-	532,812
Issuance of common stock for investment	858,896	86	601,141	-	601,227
Derivative liability resolution	-	-	545,404		545,404
Net loss	-	-	-	(3,538,103)	(3,538,103)
Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	1,257,300	126	737,262	-	737,388
Issuance of common stock for conversion of convertible debenture and accrued interest	250,000	25	99,975	-	100,000
Issuance of common stock for investment	1,121,071	112	633,293	-	633,405
Deemed dividend for downround provision in warrants	-	-	52,861	(52,861)	-
Net loss	-	-	-	(1,876,684)	(1,876,684)
Balance, December 31, 2021	28,353,215	$2,835	$13,508,582	$(13,070,148)	$441,269

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

OPERATING ACTIVITIES
Net loss	$(1,876,684)	$(3,538,103)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,571	2,004
Adjustment to acquisition contingency	-	718
Bad debt expense	11,000	-
Issuance of common stock for services	673,617	1,005,656
Expenses paid directly by majority shareholder	87,410	40,000
Operating lease expense	55,079	156,720
Amortization of debt discounts	-	462,963
Forgiveness of PPP Loan	(329,018)	-
Change in value of derivative liability	-	126,623
Equity loss in investment	835,462	818,611
Writedown of investments	-	-
Changes in operating assets and liabilities:
Accounts receivable	80,625	305,101
Inventories	(474,625)	(219,437)
Prepaid expenses and other current assets	-	(1,000)
Accounts payable	30,882	(5,828)
Accounts payable - related parties	128,500	-
Accrued liabilities	322,203	20,345
Accrued compensation - officers	160,000	180,000
Customer deposits	(92,969)	188,198
Operating lease liability	(55,079)	(156,720)
Net cash used in operating activities	(441,026)	(614,149)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,446)	-
Payment of acquisition deposit	(15,000)	-
Cash paid for investment	-	(235,000)
Net cash used in investing activities	(21,446)	(235,000)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	119,600	(6,123)
Proceeds from sale of common stock	100,000	-
Proceeds from issuance of note payable	221,431	107,587
Repayments for note payable	(4,546)	(16,470)
Proceeds from note payable to shareholder	608,010	520,600
Repayments for note payable to shareholder	(563,010)	(616,801)

Net cash provided by (used in) financing activities	481,485	(11,207)

NET INCREASE (DECREASE) IN CASH	19,013	(860,356)

CASH
Beginning of period	227,304	1,087,660
End of period	$246,317	$227,304

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$11,001	$16,993
Non-Cash investing and financing activities
Reclassification of acquisition contingency to accounts payable	$-	$11,312
Common shares issued for future services	$135,859	-
Deemed dividend on down round provision	$52,861	$-
Common stock issued for conversion of convertible debenture and accrued interest	$-	$532,812
Common stock issued for services	$-	-
Common stock issued for investment	$-	$601,227
Relief of derivative liability	$-	$545,404

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,876,684 for the year ended December 31, 2021 and had an accumulated deficit of $13,070,148  as of December 31, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2021 and 2020 were $16,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2021 and 2020, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2021 and 2020, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2021 and 2020 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the year ended December 31, 2020, the convertible note payable was fully converted into shares of common stock;  therefore, there was no derivative liability at December 31, 2020. During the year ended December 31, 2021, there was no derivative liability.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

Sales returns and allowances was $0 for the years ended December 31, 2021 and 2020. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2021 and 2020 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2021 and 2020 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock. Basic and diluted earnings per share are the same during the years ended December 31, 2021 and 2020 due to the net loss incurred.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, we elected to adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

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

Note 3 – Inventories

Inventory at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Raw materials	$972,759	$924,313
Work in Progress	157,024	71,177
Finished goods	662,529	322,197
Total inventories	$1,792,312	$1,317,687

At December 31, 2021 and 2020 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2021 and 2020:

	2021	2020
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	33,036
	475,024	468,578
Less accumulated depreciation	(465,305)	(462734)
Property and equipment, net	$9,719	$5,844

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,571  and $2,004, respectively. At December 31, 2021 and 2020, the Company had $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2021 and 2020 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2021 and 2020 was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Information regarding Grapheton as of and for the year ended December 31, 2021 is below:

Current assets	$110,472
Total assets	117,288
Current liabilities	11,052
Total liabilities	11,052
Total stockholders’ equity	106,236

Revenue	$5,000
Operating expenses	(59,811)
Other expenses	-
Net loss	58,893

The Company evaluated this investment and recorded a loss attributed to equity investment of $835,462  during the year ended December 31, 2021. The carrying value of this investment at December 31, 2021 was $10,059.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2021 and 2020, the amount outstanding under this note payable was $5,272 and 9,818, respectively. The Company was in default on payment of the note payable as of December 31, 2021. The Company has communicated with the debt holder, and the amount is considered payable on demand as of December 31, 2021.

In June 2020 the Company received a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act for $107,587.  The loan has terms of 24 months and accrues interest at 1% per annum. In February of 2021, the Company received two additional loans totaling $221,431 under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. As of December 31, 2021, The Company has had these loans forgiven in the amount of $329,018 as provided by the CARES Act.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand.   The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of the date of the conversion, the amount owed by the Company was $43,269.

Future maturities of notes payable as of December 31, 2021 are as follows:

Years Ending December 31,
2022	$48,541
2023	-
2024	-
2025	-
2026	-
Thereafter	-
$48,541

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes due on December 31, 2022.   During the year ended December 31, 2020, the Company’s majority shareholder paid expenses on behalf of the Company of $40,000, loaned an additional $520,600 to the Company and was repaid $616,801. During the year ended December 31, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $87,410 and loaned an additional $45,000 to the Company. The amounts due to Mr. Goldstein are $576,260 and $443,850 as of December 31, 2021 and 2020, respectively

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Note 8 – Line of Credit

As of December 31, 2021, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2021 and 2020, the amounts outstanding under these lines of credit were $285,474 and $209,143, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2022 is $98,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2021 and 2020:

	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$-	$55,079
Total lease assets		$-	$55,079

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$-	$55,079
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-	55,079
Total lease liability		$-	$55,079

Lease obligations at December 31, 2021 consisted of the following:

Years Ending December 31, 2021
Total payments	$-
Amount representing interest	-
Lease obligation, net	-
Less lease obligation, current portion	-
Lease obligation, long-term portion	-
$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

The lease expense for the years ended December 31, 2021 and 2020 was $168,000 and $168,000, respectively. The cash paid under operating leases during the years ended December 31, 2021 and 2020 was $42,000  and $168,000, respectively. At December 31, 2021, $126,000 was accrued and is shown on the balance sheet as accounts payable- related party. At December 31, 2021, the weighted average remaining lease terms were 0.3 years and the weighted average discount rate was 8%

Note 10 – Shareholders’ Equity

Common stock

During the year ended December 31, 2021, the Company issued:

●	1,252,300 shares of common stock to consultants for services rendered valued at $737,388. The fair value was determined based on the Company’s stock price on the grant date. Pursuant to ASC 718 the company has allocated a portion of stock-based compensation to prepaid expenses until the services are provided to the Company. The amount allocated to prepaid expense at December 31, 2021 is $40,026.

●	1,121,071 shares of common stock for an investment in Grapheton valued at $633,405. The fair value was determined based on the Company’s stock price on the grant date.

●	250,000 shares of common stock for cash proceeds of $100,000

During the year ended December 31, 2020, the Company issued:

●	1,606,111 shares of common stock to consultants for services rendered valued at $1,005,656. The fair value was determined based on the Company’s stock price on the grant date;

●	3,192,466 shares of common stock for convertible notes and accrued interest of $500,000 and $32,812, respectively; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	333,333	$1.50	2.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2020	333,333	$0.40	1.50	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Exercisable, December 31, 2021	333,333	$0.36	0.90	$-

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the twelve months ended December 31, 2021,  the Company issued shares of common stock for $0.36 therefore, the exercise price of these warrants was adjusted from $1.50 to $0.36.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $52,861. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the year ended December 31, 2021.

The following table summarizes information about options outstanding and exercisable as of December 31, 2021

Outstanding and Exercisable
Number of Warrants	Exercise Price
333,333	$0.36
333,333

Note 11 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s recent acquisition of the assets of Electronic Control Concepts are included with Overhoff in the table below. The assets and operations of the Company’s newest subsidiary, Cali From Above are included with Optron in the table below.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

The following tables summarize the Company’s segment information for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Sales
Optron	$482,582	$554,890
Overhoff	1,655,025	1,198,086
Corporate	-	-
	$2,137,607	$1,752,976

Gross profit
Optron	$101,447	$124,673
Overhoff	1,275,205	349,834
Corporate	-	-
	$1,376,652	$474,507

Income (loss) from operations
Optron	$(799,837)	$(684,097)
Overhoff	264,763	(86,862)
Corporate	(1,757,739)	(1,313,087)
	$(1,876,684)	$(2,084,046)

Interest Expenses
Optron	$10,076	$15,615
Overhoff	-	-
Corporate	925	30,245
	$11,001	$45,860
		15,615
Net income (loss)
Optron	$(799,837)	$(675,712)
Overhoff	680,892	(122,862)
Corporate	(1,763,901)	(2,739,529)
	$(1,882,846)	$(3,538,103)

	As of December 31,
	2021	2020
Total Assets
Optron	$1,027,669	$1,084,440
Overhoff	1,754,485	1,320,197
Corporate	69,032	50,271
	$2,851,186	$2,454,908

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Note 12  - Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Geographical sales
North America	$1,522,412	$1,348,228
Asia	473,157	349,499
South America	4,932	-
Other	137,106	55,249
	$2,137,607	$1,752,976

Note 13– Income Taxes

At December 31, 2021 and 2020, the significant components of the deferred tax assets are summarized below:

	2021	2020

Approximate net operating loss carry forwards	$10,605,000	$8,724,000

Deferred tax assets:
Federal net operating loss	$2,226,947	$1,832,139
State net operating loss	723,270	591,976
Tax credit	49,740	49,740
Goodwill	(148,373)	(148,373)
Total deferred tax assets	2,226,947	2,325,482
Less valuation allowance	(2,226,947)	(2,325,482)
	$-	$-

The valuation allowance increased by $526,103 and $590,433 in 2021 and 2020 due to the Company generating additional net operating losses. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $10,605,000 begin to expire in 2028.

Income tax expense reflected in the consolidated statements of income consist of the following for 2021 and 2020:

	2021	2020
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-16.7%	-16.7%
Permanent differences	-10.6%	-10.6%
Amortization of goodwill	0.3%	0.3%
Effective income tax rate	0.0%	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2021 and 2020.

Note 14  – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the year ended December 31, 2021 and 2020 were $168,000 and $168,000, respectively. As of December 31, 2021 and 2020, payable to Gold Team Inc. in connection with the above leases amount to $126,000  and $0, respectively. (See Note 9).

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

During the year ended, December 31, 2021, the company issued 242,823 shares of common stock to Richard Landry in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Landry. As of December 31, 2021, the company has accrued accounting fees owed to Rachel Boulds in the amount of $2,500 for fourth quarter services performed.

In addition, as of December 31, 2021 and 2020, the Company had accrued compensation payable to its majority shareholder of $450,000 and $350,000, respectively.

Also see Note 7.

Note 15 - Concentrations

Two customers accounted for more than 10% of the Company sales for the year ended December 31, 2021, 30.7% and 15.2%, respectively. and at December 31, 2021 two customers accounted for more than 10% of the accounts receivable balance, 23.9% and 15%, respectively. One customer accounted for 46.9% of the Company sales for the year ended December 31, 2020 and at December 31, 2020 one customer accounted for 75.2% of the accounts receivable balance.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2021 and 2020.

Note 16 –  Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

●	Subsequent to December 31, 2021, the Company issued 75,000 shares of common stock for consulting services.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022		US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022		US Nuclear Corp

	By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

	By:	/s/ Rachel Boulds
Chief Financial Officer, and Secretary