Form 10-Q
period 2022-03-31
US NUCLEAR CORP.
filed 2022-05-23
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2022

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

The number of shares of the Registrant’s common stock outstanding as of May 23, 2022 was 29,414,020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$65,855	$246,317
Accounts receivable, net	81,036	163,577
Inventories	1,733,341	1,792,312
Prepaid expenses and other current assets	4,713	44,026
TOTAL CURRENT ASSETS	1,884,945	2,246,232

Property and equipment, net	8,689	9,719
Investments	10,059	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$2,488,869	$2,851,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$62,635	$91,859
Accounts payable - related party	170,500	128,500
Accrued liabilities	639,551	587,941
Accrued compensation - officers	635,000	590,000
Customer deposit	85,751	101,342
Note payable	20,619	48,541
Note payable to shareholder	755,260	576,260
Line of credit	305,427	285,474
TOTAL CURRENT LIABILITIES	2,674,743	2,409,917

TOTAL LIABILITIES	2,674,743	2,409,917

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,428,215 and 28,353,215 shares issued and outstanding, respectively	2,843	2,836
Additional paid in capital	13,531,074	13,508,581
Accumulated deficit	(13,719,791)	(13,070,148)
TOTAL SHAREHOLDERS’ EQUITY	(185,874)	441,269
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,488,869	$2,851,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Sales	$339,515	$417,824
Cost of sales	112,238	216,652
Gross profit	227,277	201,172

Operating expenses
Selling, general and administrative expenses	873,503	860,151
Total operating expenses	873,503	860,151

Loss from operations	(646,226)	(658,979)

Other expense
Interest expense	(3,417)	(2,823)
Equity loss in investment	-	(1,759)
Total other expense	(3,417)	(4,582)

Loss before provision for income taxes	(649,643)	(663,561)

Provision for income taxes	-	-

Net loss	$(649,643)	$(663,561)

Weighted average shares outstanding - basic and diluted	28,428,215	25,753,712

Loss per shares - basic and diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	28,353,215	$2,835	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	22,492	-	22,500
Net loss				(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$13,531,074	$(13,719,791)	$(185,874)

Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)

Balance, March 31, 2021	26,317,144	$2,632	$12,363,969	$(11,804,164)	$562,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(649,643)	$(663,561)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,659	598
Issuance of common stock for services	62,526	378,838
Operating lease expense	-	41,171
Equity loss in investment	-	1,759
Changes in operating assets and liabilities:
Accounts receivable	82,541	51,492
Inventories	58,971	(44,600)
Prepaid	(713)	-
Accounts payable	(29,224)	25,275
Accounts payable – related party	42,000	-
Accrued liabilities	51,610	9,045
Accrued compensation - officers	45,000	55,000
Customer deposits	(15,591)	(6,246)
Operating lease liability	-	(41,171)
Net cash used in operating activities	(338,864)	(192,400)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,629)	(6,446)
Net cash used in investing activities	(12,629)	(6,446)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(2,662)	112,586
Proceeds from issuance of note payable	-	221,431
Note payable shareholder	179,000	-
Net borrowings (repayments) under note payable	(5,307)	-

Net cash provided by financing activities	171,031	334,017

NET CHANGE IN CASH	(180,462)	135,171

CASH
Beginning of period	246,317	227,304
End of period	$65,855	$362,475

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$3,417	$2,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on April 15, 2022. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $649,643 for the three months ended March 31, 2022 and had an accumulated deficit of $13,719,791 as of March 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), Cali From Above, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 were $16,000 and $16,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2022 and December 31, 2021, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2021 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the good will impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 and December 31, 2021, there no derivative financial instruments as all convertible notes payable were converted into shares of the Company’s common stock during 2020.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

Sales returns and allowances was $0 for the three months ended March 31, 2022 and 2021. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2022 and 2021 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 11 and 12 for disclosures of revenue disaggregated by geographical area and product line.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2022 and December 31, 2021 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common. Basic and diluted earnings per share are the same during the three months ended March 31, 2022 and 2021 due to the net loss incurred.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Note 3 – Inventories

Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$723,444	$972,759
Work in Progress	351,802	157,024
Finished goods	658,095	662,529
Total inventories	$1,733,341	$1,792,312

At March 31, 2022 and December 31, 2021 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	250,047	237,418
Computers and software	39,482	39,482
	487,653	475,024
Less accumulated depreciation	(478,964)	(465,305)
Property and equipment, net	$8,689	$9,719

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,030 and $598, respectively. At March 31, 2022, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

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

Information regarding Grapheton as of and for the three months ended March 31, 2022 is below:

Current assets	$55,801
Total assets	64,156
Current liabilities	3,017
Total liabilities	-
Total stockholders’ equity	61,140

Revenue	$-
Operating expenses	(57,689)
Other expenses	-
Net loss	57,689

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2022 and December 31, 2021, the amount outstanding under this note payable was $20,619  and $48,541, respectively. The Company was in default on payment of the note payable as of December 31, 2021. The Company has communicated with the debt holder, and the amount is considered payable on demand as of March 31, 2022.

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

Future maturities of notes payable as of March 31, 2022

Years ended December 31,
2022	$20,619
2023	-
2024	-
2025	-
2026	-
Thereafter	-
$20,619

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2022. During the three months ended March 31, 2022, the Company’s majority shareholder paid expenses on behalf of the Company of $0 and loaned an additional $179,000   to the Company. The amounts due to Mr. Goldstein are $755,260 and $576,260 as of March 31, 2022 and December 31, 2021, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Note 8 – Line of Credit

As of March 31, 2022, the Company had four lines of credit with a maximum borrowing amount of $350,000 with interest ranging from 5.5% to 11.5% and are unsecured.   As of March 31, 2022 and December 31, 2021, the amounts outstanding under these lines of credit were $305,427 and $285,474, respectively.

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

The lease expense for the three months ended March 31, 2022 and 2021 was $42,000 and $42,000, respectively. The cash paid under operating leases during the three months ended March 31, 2022 and 2021 was $0 and $0, respectively. At March 31, 2022, the weighted average remaining lease terms were 0.6 years and the weighted average discount rate was 8%

Note 10 – Shareholders’ Equity

Common Stock

During the three months ended March 31, 2022, the Company issued:

●	75,000 shares of common stock to consultants for services rendered valued at $22,500. The fair value was determined based on the Company’s stock price on the grant date.

During the three months ended March 31, 2021, the Company issued:

●	592,300 shares of common stock to consultants for services rendered valued at $378,838. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2022	333,333	$0.30	0.65	$6,667
Exercisable, March 31, 2022	333,333	$0.30	0.65	$6,667

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the three months ended March 31, 2022,  the Company issued shares of common stock for $0.30 therefore, the exercise price of these warrants was adjusted from $0.36 to $0.30.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $9,950. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the three months ended March 31, 2022.

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$0.30
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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

The following tables summarize the Company’s segment information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Sales
Optron	$56,994	$22,816
Overhoff	282,521	395,008
Corporate	-	-
	$339,515	$417,824

Gross profit
Optron	$44,082	$13,424
Overhoff	183,195	187,748
Corporate	-	-
	$227,277	$201,172

Loss from operations
Optron	$(218,838)	$(194,493)
Overhoff	(306,352)	(22,655)
Corporate	(121,036)	(441,831)
	$(646,226)	$(658,979)

Interest Expenses
Optron	$2,445	$2,823
Overhoff	972	-
Corporate	-	-
	$3,417	$2,823

Net loss
Optron	$(215,283)	$(191,316)
Overhoff	(316,324)	(28,655)
Corporate	(118,036)	(443,590)
	$(649,643)	$(663,561)

	As of March 31,	As of December 31,
	2022	2021
Total Assets
Optron	$1,056,154	$1,027,669
Overhoff	1,403,675	1,754,485
Corporate	29,040	69,032
	$2,488,869	$2,454,908

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

Note 12 - Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Geographical sales
North America	$305,490	$294,551
South America	14,403
Asia	15,501	111,097
Other	4,121	12,176
	$339,515	$417,824

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2022 and 2021 were $42,000 and $42,000, respectively. As of March 31, 2022 and December 31, 2021, payable to Gold Team Inc. in connection with the above leases amount to $210,000   and $168,000, respectively. (See Note 9)

In addition, as of March 31, 2022 and December 31, 2021, the Company had accrued compensation payable to its majority shareholder of $475,000 and $450,000, respectively.

Also see Note 7.

Note 14 – Concentrations

One customer accounted for 45.8% of the Company’s sales for the three months ended March 31, 2022 and one customer accounted for 61.4% of the Company’s sales for the three months ended March 31, 2021.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2022 and 2021.

Note 15 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On May 5, 2022, the Company issued a note payable to a third party in the principal sum of $750,000, in exchange for consideration of $675,000. The note will be receiving interest of 5% per year, with the maturity date being 12 months from the issue date. Any amounts that are unpaid principal will continue to have interest of no less than 16% as default rate. The note is convertible at a price of $0.20 per share, subject to adjustment as needed. In addition to this issuance, the company issued 625,000 shares of common stock and warrants to purchase up to an additional 1,500,000 shares of common stock, exercisable at $0.75 per share, with an exercise period of three years from the date of issuance.

Subsequent to March 31, 2022, the Company issued 240,000 shares of common stock for investor relation services.

Subsequent to March 31, 2022, the Company issued 120,805 shares of common stock for broker services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2021 filed with the Securities Exchange Commission on Form 10-K on April 15, 2022   should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%

Sales	$339,515	$417,824	$(78,309)	-18.7%
Cost of goods sold	112,238	216,652	(104,414)	-48.2%
Gross profit	227,277	201,172	26,105	13.0%
Selling, general and administrative expenses	873,503	860,151	13,352	1.6%
Loss from operations	(646,226)	(658,979)	12,753	-1.9%
Other expense	(3,417)	(4,582)	1,165	-34.1%
Loss before provision for income taxes	(649,643)	(663,561)	13,918	-2.1%
Provision for income taxes	-	-	-
Net loss	$(649,643)	$(663,561)	$13,918	-2.1%

Sales for the three months ended March 31, 2022 were $339,515 compared to $417,824 for the same period in 2021. The decrease of $78,309 or 18.7% is a result of a decrease in sales from our Overhoff subsidiary due to supply chain issues which resulted in shipment delays. The sales breakdown for the three months ended March 31, 2022 is as follows:

North America 90.2%

South America 4.2%

Asia (Including Japan) 4.2%

Other 1.2%

Our gross margins for the three months ended March 31, 2022 were 66.9% as compared to 48.1% for the same period in 2021. The increase in gross margin is due to an decrease in cost of goods sold.

Selling, general and administrative expense for the three months ended March 31, 2022 were $873,503 compared to $860,151 for the same period in 2021. The increase of $13,352 or 1.6% was due to an increase in stock-based compensation.

Other expense for the three months ended March 31, 2022 was $3,417, a decrease of $1,165 from $4,582 for the same period in 2021. The decrease was due to a decrease in interest expense.

Net loss for the three months ended March 31, 2022 was $649,643 compared to $663,561 for the same period in 2021. The change was principally attributed to the factors described above.

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

At March 31, 2022, total assets decreased by 14.6% to $2,488,869 from $2,851,186 at December 31, 2021 principally related to an decrease in cash, inventory and accounts receivable.

At March 31, 2022, total liabilities increased by 0.9% to $2,674,743 from $2,409,917 at December 31, 2021. The increase is principally related to an increase in notes payable to shareholder and accrued compensation offset by a decrease in accounts payable, customer deposit and note payable.

Net cash used in operating activities for the three months ended March 31, 2022 was $338,864 compared to cash provided by operating activities of $192,400 for the same period in 2021. The change in cash from operations was principally due to changes in working capital accounts, and an increase in inventories.

Net cash used in investing activities for the three months ended March 31, 2022 was $12,629 compared to $6,446 for the same period in 2021. The increase in cash used in investing activities was principally due to the to purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2022 was $171,031 compared to cash used in financing activities of $$334,017 for the same period in 2021. The change in cash from financing activities was principally the issuance of a $179,000 note payable to shareholder offset by a decrease in line of credit borrowings of $115,248 in 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2022

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2022  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 19, 2022   for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2022 the Company issued 75,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered by and between US Nuclear Corp and Prashant Mehta.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Rachel Boulds
Chief Financial Officer and Secretary

Date:  May 23, 2022