Form 10-Q
period 2022-06-30
US NUCLEAR CORP.
filed 2022-09-27
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2022

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

The number of shares of the Registrant’s common stock outstanding as of September 26, 2022 was 29,764,020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$420,907	$246,317
Accounts receivable, net	87,448	163,577
Inventories	1,904,154	1,792,312
Prepaid expenses and other current assets	9,079	44,026
TOTAL CURRENT ASSETS	2,421,588	2,246,232

Property and equipment, net	7,584	9,719
Investments	10,059	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,024,407	$2,851,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$76,931	$91,859
Accounts payable - related party	198,500	128,500
Accrued liabilities	586,886	587,941
Accrued compensation - officers	690,000	590,000
Customer deposit	86,904	101,342
Note payable	20,613	48,541
Convertible debt, net of debt discount	291,218	-
Note payable to shareholder	850,260	576,260
Line of credit	305,965	285,474
TOTAL CURRENT LIABILITIES	3,107,277	2,409,917

TOTAL LIABILITIES	3,107,277	2,409,917

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,414,020 and 28,353,215 shares issued and outstanding	2,941	2,836
Additional paid in capital	14,009,910	13,508,581
Accumulated deficit	(14,095,721)	(13,070,148)
TOTAL SHAREHOLDERS’ EQUITY	(82,870)	441,269
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,024,407	$2,851,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$582,568	$352,558	$922,083	$770,382
Cost of sales	319,814	196,702	432,052	413,354
Gross profit	262,754	155,856	490,031	357,028

Operating expenses
Selling, general and administrative expenses	534,753	620,854	1,408,256	1,481,005
Total operating expenses	534,753	620,854	1,408,256	1,481,005

Loss from operations	(271,999)	(464,998)	(918,225)	(1,123,977)

Other income (expense)
Interest expense	(2,523)	(4,033)	(5,940)	(6,856)
Equity loss in investment	-	(813,281)	-	(815,040)
Amortization of debt discount	(91,756)	-	(91,756)	-
Total other income (expense)	(94,279)	(817,314)	(97,696)	(821,896)

Loss before provision for income taxes	(366,278)	(1,282,312)	(1,015,921)	(1,945,873)

Provision for income taxes	-	-	-	-

Net loss	$(366,278)	$(1,282,312)	$(1,015,921)	$(1,945,873)

Deemed dividend for downround provision in warrants	(9,652)	(52,861)	(9,652)	(52,861)

Net loss attributed to common stockholders	$(375,930)	$(1,335,173)	$(1,025,573)	$(1,998,734)

Weighted average shares outstanding - basic and diluted	28,864,350	27,526,920	28,627,598	26,645,215

Loss per shares - basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	28,353,215	$2,835	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	22,492		22,500
Net loss				(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$13,531,074	$(13,719,791)	$(185,874)

Issuance of common stock for loan incentive	625,000	62	99,957		100,019
Issuance of common stock for services	360,805	36	57,709		57,745
Convertible note, net of debt discounts			311,519		311,519
Deemed dividend for downround provision in warrants			9,652	(9,652)	-
Net loss				(366,278)	(366,278)
Balance, June 30, 2022	29,414,020	$2,941	$14,009,910	$(14,095,721)	$(82,870)

Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)

Balance, March 31, 2021	26,317,144	2,632	12,363,969	(11,804,164)	562,437

Issuance of common stock for cash	250,000	25	99,975	-	100,000
Issuance of common stock for services	200,000	20	166,630	-	166,650
Issuance of common stock for investment	1,121,071	112	633,293	-	633,405
Deemed dividend for downround provision in warrants			52,861	(52,861)	-
Net loss	-	-	-	(1,282,312)	(1,282,312)
Balance, June 30, 2021	27,888,215	$2,789	$13,316,728	$(13,139,337)	$180,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(1,015,921)		$(1,945,873)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,764		1,419
Issuance of common stock for services	120,271		545,488
Debt discount amortizartion	91,756		-
Expenses paid directly by majority shareholder	-		10,810
Operating lease expense	-		55,079
Equity loss in investment	-		815,040
Changes in operating assets and liabilities:
Accounts receivable	76,129		157,517
Inventories	(111,842)		(107,891)
Prepaid	(5,079)		-
Accounts payable	(14,928)		6,792
Accounts payable related party	70,000		-
Accrued liabilities	(1,055)		73,766
Accrued compensation - officers	100,000		100,000
Customer deposits	(14,438)		(61,093)
Operating lease liability	-		(55,079)
Net cash used in operating activities	(690,344)		(404,025)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,629)		(6,446)
Payment of acquisition deposit	-		(15,000)
Net cash used in investing activities	(12,629)		(21,446)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	20,491		105,746
Proceeds from the sale of common stock	-		100,000
Proceeds from issuance of note payable shareholder	274,000		221,431
Payments on notes payable	(27,928)		-
Proceeds from issuance of debt	611,000		-
Net cash provided by financing activities	877,563		427,177

NET INCREASE (DECREASE) IN CASH	174,590		1,706

CASH
Beginning of period	246,317		227,304
End of period	$420,907		$229,010

Supplemental disclosures of cash flow information
Taxes paid	$-		$-
Interest paid	$5,940		$6,856

Original issue debt discount	$550,538	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $983,657 for the six months ended June 30, 2022 and had an accumulated deficit of $14,053,805 as of June 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 were $5,000 and $16,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2022 and December 31, 2021, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

 Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2022 and December 31, 2021, there are no derivative financial instruments as all convertible notes payable were converted into shares of the Company’s common stock during 2020.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Sales returns and allowances was $0 for the six months ended June 30, 2022 and 2021. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2022 and 2021 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2022 and December 31, 2021 there were 333,333 and 333,333 warrants outstanding, respectively, to purchase shares of common. Basic and diluted earnings per share are the same during the six months ended June 30, 2022 and 2021 due to the net loss incurred.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

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

 Note 3 – Inventories

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$1,013,338	$972,759
Work in Progress	142,547	157,024
Finished goods	332,610	662,529
Total inventories	$1,488,495	$1,792,312

At June 30, 2022 and December 31, 2021 the inventory reserve was $0.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	39,482
	475,024	475,024
Less accumulated depreciation	(467,440)	(465,305)
Property and equipment, net	$7,584	$9,719

Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,135 and $2,571 respectively. At June 30, 2022, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two-year period. At closing, the Company was issued at total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

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

Information regarding Grapheton as of and for the six months ended June 30, 2022 is below:

Current assets	$18,457
Total assets	18,457
Current liabilities	3,017
Total liabilities	3,017
Total stockholders’ equity	$15,440

Revenue	$-
Operating expenses	102,528
Other expenses	-
Net loss	$102,528

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2022 and December 31, 2021, the amount outstanding under this note payable was $20,619 and $48,541, respectively. The Company repaid $0 during the six months ended June 30, 2022.

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

On May 5, 2022, the Company received a loan in connection with the issuance stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. The total debt discount amortization recorded for the six months ended June 30, 2022 was $91,756.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Future maturities of notes payable as of June 30, 2022 are as follows:

Years ended December 31,
2022	$320,094
2023	-
2024	-
2025	-
2026	-
Thereafter	-
$320,094

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest bearing notes due on December 31, 2022. During the three months ended June 30, 2022, the Company’s majority shareholder paid expenses on behalf of the Company of $0 and loaned an additional $274,000   to the Company. The amounts due to Mr. Goldstein are $850,260 and $576,260 as of June 30, 2022 and December 31, 2021, respectively.

Note 8 – Line of Credit

As of June 30, 2022, the Company had five lines of credit with a maximum borrowing amount of $350,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of June 30, 2022 and December 31, 2021, the amounts outstanding under these lines of credit were $316,005 and $285,474, respectively.

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

The lease expense for the three months ended June 30, 2022 and 2021 was $42,000 and $42,000, respectively. The cash paid under operating leases during the three months ended June 30, 2022 and 2021 was $0 and $0, respectively. At June 30, 2022, the weighted average remaining lease terms were 0.6 years and the weighted average discount rate was 8%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Note 10 – Shareholders’ Equity

Common Stock

During the six months ended June 30, 2022, the Company issued:

●	625,000 shares of common stock valued at $151,250 in relation to the debt that was obtained;

●	435,805 shares of common stock to consultants for services rendered valued at $80,245. The fair value was determined based on the Company’s stock price on the grant date; and

During the six months ended June 30, 2021, the Company issued:

●	558,295 shares of common stock to consultants for services rendered valued at $453,096. The fair value was determined based on the Company’s stock price on the grant date;

●	163,275 shares of common stock for convertible notes and accrued interest of $100,000 and $8,986; and

●	858,896 shares of common stock for an investment in Grapheton valued at $601,227. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Granted	1,500,000	0.75	2.75
Forfeited	-
Exercised	-
Outstanding, June 30, 2022	1,833,333	$0.68	2.41	$-
Exercisable, June 30, 2022	1,833,333	$0.15	0.40	$36,667

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the six months ended June 30, 2022, the Company issued shares of common stock for $0.15 therefore, the exercise price of these warrants was adjusted from $0.36 to $0.15.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $9,652. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the six months ended June 30, 2022

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
333,333	$0.15
1,500,000	0.75
1,833,333

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

In May 2022, the Company issued new warrants to purchase up to 1,500,000 shares of common stock in conjunction with the loan described in Note 3. The exercise price of the warrants is $0.75 per share and they are exercisable through May 5, 2025.

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales
Optron	$22,176	$89,009	$79,213	$111,825
Overhoff	560,349	263,549	842,870	658,557
Corporate	-	-	-	-
	$582,525	$352,558	$922,083	$770,382

Gross profit
Optron	$127	$54,958	$44,209	$68,382
Overhoff	262,627	100,898	445,822	288,646
Corporate	-	-	-	-
	$262,754	$155,856	$490,031	$357,028

Income (loss) from operations
Optron	$(353,012)	$(167,915)	$(571,850)	$(362,408)
Overhoff	193,058	(49,227)	(122,294)	(71,882)
Corporate	(106,045)	(247,856)	(224,081)	(689,687)
	$(265,999)	$(464,998)	$(918,225)	$(1,123,977)

Interest Expenses
Optron	$1,411	$2,389	$3,856	$5,212
Overhoff	1,112	1,644	2,084	1,644
Corporate	-	-	-	-
	$2,523	$4,033	$5,940	$6,856

Net income (loss)
Optron	$(348,423)	$(170,304)	$(563,706)	$(361,620)
Overhoff	179,946	(50,871)	(136,378)	(79,526)
Corporate	(349,051)	(1,061,137)	(415,856)	(1,504,727)
	$( )	$(1,282,312)	$(1,115,940)	$(1,945,873)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

	As of June 30, 2022	As of December 31, 2021
Total Assets
Optron	$1,030,968	$1,027,669
Overhoff	1,915,639	1,754,485
Corporate	35,467	69,032
	$2,982,074	$2,851,186

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 12 - Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Geographical sales
North America	$231,681	$269,236	$527,600	$563,787
Asia	236,094	55,730	244,229	166,827
Other	113,875	27,592	15,212	39,768
	$581,650	$352,558	$922,041	$770,382

Note 13 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2022 and 2021 were $84,000 and $84,000, respectively. As of June 30, 2022 and December 31, 2021, payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively. (See Note 9) The lease expired on April 30, 2021 and is currently on a month-to-month basis.

In addition, as of June 30, 2022 and December 31, 2021, the Company had accrued compensation payable to its majority shareholder of $500,000 and $450,000, respectively.

Also see Note 7.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

Note 14 – Concentrations

Two customers accounted for 35% and 25% of the Company’s sales for the six months ended June 30, 2022 and two customer accounted for 34% and 27% of the Company’s sales for the six months ended June 30, 2021.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2022 and 2021.

Note 15 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

During July 2022, the company issued 275,000 shares for services provided at the market prices as of the date of issuance for $55,250.

During August 2022, the Company issued 75,000 shares for services provided at the market price as of the date of issuance for $12,000

During September 2022, the company issued 200,000 shares for services provided at the market prices as of the date of issuance for $54,000.

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

Results of Operations

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%

Sales	$582,525	$352,558	$230,010	65.2%
Cost of goods sold	319,814	196,702	123,112	62.6%
Gross profit	262,754	155,856	106,898	68.6%
Selling, general and administrative expenses	534,753	620,854	(86,101)	-13.9%
Loss from operations	(271,999)	(464,998)	192,999	-41.5%
Other income (expense)	(194,298)	(817,314)	623,016	-76.2%
Loss before provision for income taxes	(466,297)	(1,282,312)	816,015	-63.6%
Provision for income taxes	-	-	-
Net loss	$(466,297)	$(1,282,312)	$816,015	-63.6%

Sales for the three months ended June 30, 2022 were $582,525 compared to $352,558 for the same period in 2021. The increase of $230,010 or 65.2% is a result of an increase in sales from our Overhoff subsidiary of $296,800 and a decrease in sales from our Optron subsidiary of $66,833. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the three months ended June 30, 2022 is as follows:

North America 39.8%

Asia (Including Japan) 40.6%

Other 19.6%

Our gross margins for the three months ended June 30, 2022 were 45.1% as compared to 44.2% for the same period in 2021. Gross margins were consistent for the three months ended June 30, 2022 as compared to the same period in 2021.

Selling, general and administrative expense for the three months ended June 30, 2022 were $534,753 compared to $620,854 for the same period in 2021. The decrease of $86,101 or 13.9% was principally due to a loan and was offset with a decrease in stock-based compensation in 2022. During the three months ended June 30, 2022, stock-based compensation was $57,745 compared to $166,650 during the same period in 2021.

Other expense for the three months ended June 30, 2022 was $1194,298 a decrease of $623,016 from other income of $817,314 for the same period in 2021. The decrease was due to an equity loss on investments in 2021 offset by a decrease the amortization of the debt discount associated with the convertible debenture and by the change in value of the derivative liability.

Net loss for the three months ended June 30, 2022 was $446,297 compared to $1,282,312 for the same period in 2021. The change was principally attributed to the factors described above.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%

Sales	$922,083	$770,382	$151,701	19.7%
Cost of goods sold	432,052	413,354	18,698	4.5%
Gross profit	490,031	357,028	133,003	37.3%
Selling, general and administrative expenses	1,408,256	1,481,005	(72,749)	-4.9%
Loss from operations	(918,225)	(1,123,977)	205,752	-18.3%
Other expense	(197,715)	(821,896)	624,181	-75.9%
Loss before provision for income taxes	(1,115,940)	(1,945,873)	829,933	-42.7%
Provision for income taxes	-	-	0
Net loss	$(1,115,940)	$(1,945,873)	$829,933	-42.7%

Sales for the six months ended June 30, 2022 were $922,083 compared to $770,382 for the same period in 2021. The increase of $151,701 or 19.7% is a result of an increase in sales from our Overhoff subsidiary of $184,313; offset by a decrease in sales from our Optron subsidiary of $32,655. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the six months ended June 30, 2022 is as follows:

North America 57.2%

Asia (Including Japan) 26.5%

Other 16.3%

Our gross margins for the six months ended June 30, 2022 were 53.1% as compared to 46.3% for the same period in 2021. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the six months ended June 30, 2022 were $1,408,256 compared to $1,481,005 for the same period in 2021. The decrease of $72,749 or 4.9% was principally due to the company issuing stock for additional consideration in relation to a loan and the expenses associated with it being amortized over the life of the loan. During the six months ended June 30, 2022, stock-based compensation was $80,245 compared to $545,488 during the same period in 2021.

Other expense for the six months ended June 30, 2022 was $197,715 a decrease of $624,181 from $821,896 for the same period in 2021. The decrease was due to an equity loss on investments in 2021 offset by a decrease in the amortization of the debt discount.

Net loss for the six months ended June 30, 2022 was $1,115,940 compared to $1,945,873 for the same period in 2021. The change was principally attributed to the factors described above.

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

At June 30, 2022, total assets increased by 0.3% to $2,982,074 from $2,851,186 at December 31, 2021 principally related to a increase in accounts receivable and right-of-use assets offset by an increase in inventory.

At June 30, 2022, total liabilities increased by 22.4% to $3,107,277 from $2,409,917 at December 31, 2021. The increase is principally related to an increase in accrued liabilities, notes payable, line of credit and accrued compensation - officers, offset by a decrease in operating lease liability.

Net cash used in operating activities for the six months ended June 30, 2022 was $790,363 compared to $404,025 for the same period in 2021. The change in cash from operations was principally due to changes in working capital accounts, principally, accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2022 was $12,629 compared to $21,446 for the same period in 2021. The decrease in cash used in investing activities was principally due to the purchase of property and equipment of $12,629 in 2022 and $21,446 in 2021.

Net cash provided by financing activities for the six months ended June 30, 2022 was $977,582 compared to $427,177 for the same period in 2021. The change in cash from financing activities was principally from the debt that the Company incurred and the stock given on top of the warrants issued related to the loan.

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

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2022.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on April 15, 2022 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2022, the Company issued 625,000 shares of common stock to an investor on top of securing a loan with attached warrants.

On May 11, 2022, the Company issued 120,805 shares of common stock to Carter Terry & Co in connection with the consulting services agreement entered by and between US Nuclear and Carter Terry & Co

On May 20, 2022, the Company issued 40,000 shares of common stock to Richard Cavali in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Cavali.

On May 20, 2022, the Company issued 200,000 shares of common stock to Howard Isaacs in connection with the consulting services agreement entered by and between US Nuclear Corp and Howard Isaacs

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Richard Landry
Chief Financial Officer and Secretary

Date:  September 26, 2022