Form 10-Q
period 2022-09-30
US NUCLEAR CORP.
filed 2022-11-22
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2022

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2022 was 30,164,020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$233,501	$246,317
Accounts receivable, net	173,517	163,577
Inventories	1,794,099	1,792,312
Prepaid expenses and other current assets	16,620	44,026
TOTAL CURRENT ASSETS	2,217,737	2,246,232

Property and equipment, net	6,785	9,719
Investments	10,059	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$2,819,757	$2,851,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$128,195	$91,859
Accounts payable - related party	238,000	128,500
Accrued liabilities	662,846	587,941
Accrued compensation - officers	745,000	590,000
Customer deposit	86,904	101,342
Notes payable	15,491	48,541
Convertible debt, net of debt discount	369,014	-
Note payable to shareholder	844,046	576,260
Line of credit	310,527	285,474
TOTAL CURRENT LIABILITIES	3,400,023	2,409,917
TOTAL LIABILITIES	3,400,023	2,409,917

COMMITMENTS AND CONTINENCIES – SEE NOTE 10

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,414,020 and 28,353,215 shares issued and outstanding	3,016	2,836
Additional paid in capital	14,168,261	13,508,581
Accumulated deficit	(14,751,543)	(13,070,148)
TOTAL SHAREHOLDERS’ EQUITY	(580,266)	441,269
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,819,757	$2,851,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales	$617,434	$683,771	$1,539,517	$1,454,153
Cost of sales	405,471	357,426	837,523	770,780
Gross profit	211,963	326,345	701,994	683,373

Operating expenses
Selling, general and administrative expenses	695,381	747,290	2,103,637	2,228,295
Total operating expenses	695,381	747,290	2,103,637	2,228,295

Loss from operations	(483,419)	(420,945)	(1,401,644)	(1,544,922)

Other income (expense)
Interest expense	(31,710)	(3,016)	(37,650)	(9,872)
Equity loss in investment	-	(20,422)	-	(835,462)
Amortization of debt discount	(140,693)	-	(232,449)	-
Total other income (expense)	(172,403)	(23,438)	(270,099)	(845,334)

Loss before provision for income taxes	(655,822)	(444,383)	(1,671,743)	(2,390,256)

Provision for income taxes	-	-	-	-

Net loss	$(655,822)	$(444,383)	$(1,671,743)	$(2,390,256)

Deemed dividend for down-round provision in warrants	-	-	(9,652)	(52,861)

Net loss attributed to common stockholders	$(655,822)	$(444,383)	$(1,681,395)	$(2,443,117)

Weighted average shares outstanding - basic and diluted	29,504,433	27,914,302	28,923,132	27,072,892

Loss per shares - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	28,353,215	$2,835	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	22,492	-	22,500
Net loss				(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$13,531,074	$(13,719,791)	$(185,874)

Issuance of common stock for loan incentive	625,000	62	99,957	-	100,019
Issuance of common stock for services	360,805	36	57,709	-	57,745
Convertible note, net of debt discounts			311,519	-	311,519
Deemed dividend for down-round provision in warrants			9,652	(9,652)	-
Net loss				(366,278)	(366,278)

Balance, June 30, 2022	29,414,020	$2,941	$14,009,911	$(14,095,721)	$(82,869)

Issuance of common stock for services	350,000	35	78,390	-	78,425
Common stock issued for debt and interest	400,000	40	79,960	-	80,000
Net loss				(655,822)	(655,822)

Balance, September 30, 2022	30,164,020	$3,016	$14,168,261	$(14,751,543)	$(580,266)

Balance, December 31, 2020	25,724,844	$2,572	$11,985,191	$(11,140,603)	$847,160

Issuance of common stock for services	592,300	60	378,778	-	378,838
Net loss	-	-	-	(663,561)	(663,561)

Balance, March 31, 2021	26,317,144	2,632	12,363,969	(11,804,164)	562,437

Issuance of common stock for cash	250,000	25	99,975	-	100,000
Issuance of common stock for services	200,000	20	166,630	-	166,650
Issuance of common stock for investment	1,121,071	112	633,293	-	633,405
Deemed dividend for down-round provision in warrants			52,861	(52,861)	-
Net loss	-	-	-	(1,282,312)	(1,282,312)

Balance, June 30, 2021	27,888,215	$2,789	$13,316,728	$(13,139,337)	$180,180

Issuance of common stock for services	150,000	15	72,235		72,250
Net loss	-	-	-	(444,383)	(444,383)

Balance, September 30, 2021	28,038,215	$2,804	$13,388,963	$(13,583,720)	$(191,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September
	2022	2021

OPERATING ACTIVITIES
Net loss	$(1,671,743)	$(2,390,256)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,920	2,246
Stock-based compensation	198,696	617,738
Debt discount amortization	232,449	-
Expenses paid directly by majority shareholder	-	45,810
Financing costs	3,500	-
Operating lease expense	-	55,079
Equity loss in investment	-	835,462
Changes in operating assets and liabilities:
Accounts receivable	(9,940)	(127,949)
Inventories	(1,787)	(41,920)
Prepaid	(12,620)	-
Accounts payable	145,836	167,190
Accrued liabilities	74,905	249,361
Accrued compensation - officers	155,000	120,000
Customer deposits	(14,438)	(61,093)
Operating lease liability	-	(55,079)
Net cash used in operating activities	(884,222)	(583,411)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,986)	(6,446)
Payment of acquisition deposit	-	(15,000)
Net cash used in investing activities	(12,986)	(21,446)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	35,272	105,746
Proceeds from the sale of common stock	-	100,000
Proceeds from issuance of note payable shareholder	274,000	221,431
Repayment of note payable shareholder	(6,214)	50,300
Proceeds from issuance of notes payable	611,000	-
Repayments of notes payable	(29,666)	-
Contributed capital	-	-
Stock issued for debt issuance	-	-
Net cash provided by financing activities	884,392	477,477

NET INCREASE (DECREASE) IN CASH	(12,816)	(127,380)

CASH
Beginning of period	246,317	227,304
End of period	$233,501	$99,924

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$14,482	$9,872

Non-cash disclosure:
Common stock issued for debt and interest	$80,000	$-
Original issue debt discount	$550,538	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Note 2 – Basis Presentation

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure is adequate to make the information presented not misleading.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,671,743 for the nine months ended September 30, 2022 and had an accumulated deficit of $14,751,543 as of September 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 were $5,000 and $16,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2022 and December 31, 2021, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2022 and December 31, 2021, there are no derivative liabilities associated with our convertible notes payable.

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

Revenue from product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products to customers in return for expected consideration and includes the following elements:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Sales returns and allowances was $0 for the nine months ended September 30, 2022 and 2021. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2022 and 2021 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2022 and December 31, 2021 there were 1,833,333 and 333,333 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt and warrants at September 30, 2022 is 6,423,672. Basic and diluted earnings per share are the same during the nine months ended September 30, 2022 and 2021 due to the net loss incurred.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

Note 3 – Inventories

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$896,734	$972,759
Work in Progress	209,403	157,024
Finished goods	687,962	662,529
Total inventories	$1,794,099	$1,792,312

At September 30, 2022 and December 31, 2021, the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	52,468	39,482
	488,010	475,024
Less accumulated depreciation	(481,225)	(465,305)
Property and equipment, net	$6,785	$9,719

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $15,920 and $2,246 respectively. At September 30, 2022, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2022 and December 31, 2021 was $1,000 and $1,000, respectively.

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

Information regarding Grapheton as of and for the nine months ended September 30, 2022 is below:

Current assets	$6,004
Total assets	14,300
Current liabilities	3,017
Total liabilities	3,017
Total stockholders’ deficiency	$(14,013)

Revenue	$-
Operating expenses	131,981
Other expenses	800
Net loss	$132,781

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2022 and December 31, 2021, the amount outstanding under this note payable was $5,272 and $48,541, respectively. The Company repaid $0 during the nine months ended September 30, 2022.

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

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of September 30, 2022, the balance owed by the Company was $10,219.

On May 5, 2022, the Company received a loan in connection with the issuance stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. The total debt discount amortization recorded for the nine months ended September 30, 2022 was $232,449.

Future maturities of all notes payable, net of any debt discounts as of September 30, 2022, are as follows:

Years ended December 31,
2022	$374,286
2023	-
2024	-
2025	-
2026	-
Thereafter	-
$374,286

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes due on December 31, 2022. During the nine months ended September 30, 2022, the Company’s majority shareholder paid expenses on behalf of the Company of $65,159 and loaned an additional $274,000 to the Company. The amounts due to Mr. Goldstein are $844,046 and $576,260 as of September 30, 2022 and December 31, 2021, respectively.

Note 8 – Line of Credit

As of September 30, 2022, the Company had five lines of credit with a maximum borrowing amount of $350,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of September 30, 2022 and December 31, 2021, the amounts outstanding under these lines of credit were $310,527 and $285,474, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The lease expense for the three months ended September 30, 2022 and 2021 was $42,000 and $42,000, respectively. The cash paid under operating leases during the three months ended September 30, 2022 and 2021 was $0 and $0, respectively. At September 30, 2022, the weighted average remaining lease terms were 0.3 years and the weighted average discount rate was 8%.

Note 10 - Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2022, the Company issued:

●	625,000 shares of common stock valued at $100,019 in relation to the debt that was obtained;

●	400,000 shares of common stock valued at $80,000 in satisfaction of convertible debt and interest;

●	785,805 shares of common stock to consultants for services rendered valued at $158,670. The fair value was determined based on the Company’s stock price on the grant date; and

During the nine months ended September 30, 2021, the Company issued:

●	942,300 shares of common stock to consultants for services rendered valued at $617,738. The fair value was determined based on the Company’s stock price on the grant date;

●	250,000 shares of common stock for cash; and

●	1,121,071 shares of common stock for an investment in Grapheton valued at $633,405. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Granted	1,500,000	0.75	2.60
Forfeited	-
Exercised	-
Outstanding, September 30, 2022	1,833,333	$0.24	1.38	$-
Exercisable, September 30, 2022	1,833,333	$0.13	0.14	$-

In May 2022, the Company issued new warrants to purchase up to 1,500,000 shares of common stock in conjunction with the loan described in Note 3. The exercise price of the warrants is $0.75 per share and they are exercisable through May 5, 2025.

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the nine months ended September 30, 2022, the Company issued shares of common stock for $0.15 therefore, the exercise price on 333,333 of these warrants was adjusted from $0.36 and $0.75 to $0.15. The change in fair value between the value of the warrants using a new exercise price versus the old exercise price was calculated to be $66,987. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements. During the nine months ended September 30, 2022, the Company has recorded $9,652 in deemed dividends.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2022:

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales
Optron	$96,883	$192,038	$176,096	$303,863
Overhoff	505,918	491,733	1,348,788	1,150,290
Corporate	14,633	-	14,633	-
	$617,434	$683,771	$1,539,517	$1,454,153

Gross profit
Optron	$99,609	$133,362	$143,818	$201,744
Overhoff	104,169	192,983	549,991	481,629
Corporate	8,185	-	8,185	-
	$211,963	$326,345	$701,994	$683,373

Loss from operations
Optron	$(181,632)	$(150,007)	$(753,482)	$(512,415)
Overhoff	(147,632)	(61,661)	(269,926)	(133,543)
Corporate	(154,155)	(209,277)	(378,236)	(898,964)
	$(483,419)	$(420,945)	$(1,401,644)	$(1,544,922)

Interest Expenses
Optron	$10,626	$2,022	$14,482	$7,234
Overhoff	2,533	944	4,617	2,638
Corporate	18,551	-	18,551	-
	$31,710	$3,016	$37,650	$9,872

Net loss
Optron	$(304,277)	$(140,029)	$(767,964)	$(501,649)
Overhoff	(138,165)	(83,655)	(274,543)	(163,181)
Corporate	(213,380)	(220,699)	(629,236)	(1,725,426)
	$(655,822)	$(444,383)	$(1,671,743)	$(2,390,256)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	As of September 30, 2022	As of December 31, 2021
Total Assets
Optron	$1,508,028	$1,027,669
Overhoff	1,272,135	1,754,485
Corporate	39,594	69,032
	$2,819,757	$2,851,186

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Geographical sales
North America	$446,810	$517,230	$1,032,051	$1,081,017
Asia	115,340	39,040	311,125	205,867
Other	55,284	127,501	196,341	167,269
	$617,434	$683,771	$1,539,517	$1,454,153

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2022 and 2021 was $126,000 and $126,000, respectively. As of September 30, 2022 and December 31, 2021, amounts payable to Gold Team Inc. in connection with the above leases amount to $0 and $0, respectively (See Note 9). The lease expired on April 30, 2021 and is currently on a month-to-month basis.

In addition, as of September 30, 2022 and December 31, 2021, the Company had accrued compensation payable to its majority shareholder of $745,000 and $450,000, respectively.

Also see Note 7.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

Note 15 – Concentrations

Two customers accounted for 35% and 25% of the Company’s sales for the nine months ended September 30, 2022 and one customer accounted for 55% of the Company’s sales for the nine months ended September 30, 2021.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2022 and 2021.

Note 16 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On October 10, 2022, the Company entered into a Securities Purchase Agreement with a third party whereby the Company received $337,500 under a convertible promissory note with a face value of $375,000 and original issue discount of $37,500. The Note is for a period of twelve months and accrues interest at 5% per annum. In addition, and in connection with the promissory note, the Company issued 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.475, subject to anti-dilution and other adjustments. The warrants will expire three years from the date of the Note.

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

For the next twelve months, we anticipate we will need approximately $5,000,000 in additional capital to fund our business plans. If we do not raise the required capital, we may not meet our expenses and there can be no assurance that we will be able to do so and if we do, we may find the cost of such financing to be burdensome on the Company. Additionally, we may not be able to execute on our business plans due to unforeseen market forces such as lower natural gas prices, difficulty attracting qualified executive staff, general downturn in our sector or by competition as we operate in an extremely competitive market for all of our product offerings.

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

Results of Operations

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%

Sales	$617,434	$683,771	$(66,337)	-10.7%
Cost of goods sold	405,471	357,426	48,045	11.9%
Gross profit	211,963	326,345	(26,356)	-54.0%
Selling, general and administrative expenses	695,381	747,290	(26,356)	-7.5%
Loss from operations	(483,419)	(420,945)	(63,027)	13.0%
Other income (expense)	(172,403)	(23,438)	(148,965)	86.4%
Loss before provision for income taxes	(655,822)	(444,383)	(211,992)	32.2%
Provision for income taxes	-	-	-
Net loss	$(655,822)	$(444,383)	$(211,992)	32.2%

Sales for the three months ended September 30, 2022 were $617,434 compared to $683,771 for the same period in 2021. The decrease of $66,337 or 10.7% is a result of an increase in sales from our Overhoff subsidiary of $28,709 and a decrease in sales from our Optron subsidiary of $95,046. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the three months ended September 30, 2022 is as follows:

North America 73.4%

Asia (Including Japan) 18.0%

Other 8.6%

Our gross margins for the three months ended September 30, 2022 were 34.3% as compared to 47.7% for the same period in 2021. Gross margins decreased for the three months ended September 30, 2022 due to.

Selling, general and administrative expense for the three months ended September 30, 2022 were $695,381 compared to $747,290 for the same period in 2021. The decrease of $51,909 or 7.5% was principally due to decreases in consulting expense offset by increases professional fees and stock-based compensation. During the three months ended September 30, 2022, stock-based compensation was $158,425 compared to $72,250 during the same period in 2021.

Other expense for the three months ended September 30, 2022 was $172,403, a decrease of $148,965 from other expense of $23,438 for the same period in 2021. The decrease was due to an equity loss on investments in 2021 offset by a decrease the amortization of the debt discount associated with the convertible debenture and by the change in value of the derivative liability.

Net loss for the three months ended September 30, 2022 was $655,822 compared to $444,383 for the same period in 2021. The change was principally attributed to the factors described above.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

Sales	$1,539,517	$1,454,153	$110,364	7.05%
Cost of goods sold	837,523	770,780	66,743	8.0%
Gross profit	701,994	683,373	43,621	6.0%
Selling, general and administrative expenses	2,103,637	2,228,295	(99,658)	-4.7%
Loss from operations	(1,401,644)	(1,544,922)	143,278	-10.2%
Other expense	(270,099)	(845,334)	575,235	-213.0%
Loss before provision for income taxes	(1,671,743)	(2,390,256)	718,513	-43.0%
Provision for income taxes	-	-	-
Net loss	$(1,671,743)	$(2,390,256)	$718,513	-43.0%

Sales for the nine months ended September 30, 2022 were $1,539,517 compared to $1,454,153 for the same period in 2021. The increase of $85,364 or 5.5% is a result of an increase in sales from our Overhoff subsidiary of $188,924; offset by a decrease in sales from our Optron subsidiary of $103,560. The overall increase in sales is principally due to us starting to recover from the impact of COVID-19. The sales breakdown for the nine months ended September 30, 2022 is as follows:

North America 67.6%

Asia (Including Japan) 19.9%

Other 12.5%

Our gross margins for the nine months ended September 30, 2022 were 45.6% as compared to 47.0% for the same period in 2021. The decrease in gross margin is due to overhead allocations.

Selling, general and administrative expense for the nine months ended September 30, 2022 were $2,103,637 compared to $2,228,295 for the same period in 2021. The decrease of $124,658 or 5.9% principally reflects decreases in consulting fees and stock-based compensation offset by increases in compensation and payroll related expenses. During the nine months ended September 30, 2022, stock-based compensation was $238,670 compared to $617,738 during the same period in 2021.

Other expense for the nine months ended September 30, 2022 was $270,099, a decrease of $575,235 from $845,334 for the same period in 2021. The decrease was due to an equity loss on investments recognized in 2021 offset by increases in the amortization of debt discounts.

Net loss for the nine months ended September 30, 2022 was $1,671,743 compared to $2,390,256 for the same period in 2021. The change was principally attributed to the factors described above.

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

At September 30, 2022, total assets decreased by 1.1% to $2,819,757 from $2,851,186 at December 31, 2021. The decrease is principally related to increases in accounts receivable and inventory offset by depreciation of assets and a decrease in prepaid expenses.

At September 30, 2022, total liabilities increased by 29.1% to $3,400,023 from $2,409,917 at December 31, 2021. The increase is principally related to an increase in accrued liabilities, notes payable, line of credit and accrued compensation to officers.

Net cash used in operating activities for the nine months ended September 30, 2022 was $884,222 compared to $583,411 for the same period in 2021. The change in cash from operations was principally due to changes in working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2022 was $12,986 compared to $21,446 for the same period in 2021. The decrease in cash used in investing activities was due to the purchase of property and equipment of $12,986 in 2022 and $21,446 in 2021.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $884,392 compared to $477,477 for the same period in 2021. The change in cash from financing activities was principally from cash proceeds received under convertible debt that the Company entered into during period and proceeds from shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2022.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2022.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On July 6, the Company issued 75,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement by and between US Nuclear Corp and Prashant Mehta.

On July 18, the Company issued 200,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement by and between US Nuclear Corp and Prashant Mehta.

On August 11, the Company issued 75,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement by and between US Nuclear Corp and Prashant Mehta.

On September 2, the Company issued 200,000 shares of common stock to Mast Hill Fund in connection with the convertible note payable by and between US Nuclear Corp and Mast Hill Fund.

On September 21, the Company issued 200,000 shares of common stock to Mast Hill Fund in connection with the convertible note payable by and between US Nuclear Corp and Mast Hill Fund.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Richard Landry
Chief Financial Officer and Secretary

Date: November 22, 2022