Form 10-K
period 2022-12-31
US NUCLEAR CORP.
filed 2023-05-12
CIK 1543623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $2,938,723 as of June 30, 2022.

The number of shares of the Registrant’s common stock outstanding as of May 10, 2023, was 35,798,087.

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

US Nuclear Corp is a smaller reporting company under SEC Rule 405 because it has a public float of less than $250 million and has annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.  As a smaller reporting company, pursuant to Rule 8-01 of Regulation S-X, the Company is only required to produce financial statements as follows: (a) audited balance sheet as of the end of each of the most recent two fiscal years, or as of a date within 135 days if the issuer has existed for a period of less than one fiscal year, (b) audited statements of income, cash flows and changes in stockholders’ equity for each of the two fiscal years preceding the date of the most recent audited balance sheet (or such shorter period as the registrant has been in business), and (c) interim reviewed financial statements for the current period if the filing is more than 135 days after the end of your fiscal year.  Any and all amendments shall include updated interim or audited financial statements if the financial statements in the prior filing are more than 135 days old.

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

The Company’s four divisions consisting of Optron Scientific Company Inc., DBA Technical Associates, Overhoff Technology Corporation, Electronic Control Concepts, and Cali From Above, offer over 200 products that service and address the nuclear power industry, domestically and internationally. Technical Associates specializes in the design and manufacture of radiation detection equipment monitors and hand-held devices. Overhoff Technology Corporation specializes in the design and manufacture of tritium air monitors and water monitors. Electronic Control Concepts specializes in test and maintenance meters for x-ray machines for both medical and industrial users. Cali From Above offers specialized inspection services from height and difficult-to-access locations with the use of unmanned aerial vehicles (UAVs).

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

Handheld Survey Meters and Personal Dosimeters, Pocket Micro-R Meters

The Company’s survey meters are light-weight, hand-held radiation detectors. They function as general-purpose radiation survey meters, but also serve as special purpose survey meters. For example, the Company’s radon monitors are used in mines where workers are at risk for breathing radon gas along with air. The Company’s surface monitors are used in hospitals, research labs, even in high school chemistry and physics labs to check for radioactive contamination on lab benches. Friskers are used to check if worker’s hands or shoe bottoms have picked up any radiation contamination and the Company’s Gamma survey meter check packages at post offices or airports for radiation, along with scrap metals at collection points and again before it is accepted for processing.

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

Our international revenues were 26.57% of our total revenue in 2022. This was a decrease of 2.03% from 2021 and was a result of management’s inability to field new orders and inquires and engage new customers overseas due to political and economic reasons. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Nuclear Power, Fossil Fuel and Renewal Energy

While the nuclear power industry is a key component in the context of energy supply in the world today there are other competing energy sources that carry less potential risk hazards. Competing energy sources such as fossil fuels, solar, wind and water are strong threats to nuclear power. Each one has its benefits and conversely a negative side. The current landscape of nuclear power according to the Nuclear Regulatory Commission, or NRC, states that as of May 2022, there were 30 countries worldwide operating 439 nuclear reactors in operation in the world, with 53 new reactors under construction in 17 countries. Within the United States, there are 92 nuclear power plants providing 20% of the country’s total electric energy generation. Additionally, 28 of the 50 US states generate electricity from nuclear power plants, and four states, New Hampshire, South Carolina, Connecticut, and Illinois rely on nuclear power for more than 50 percent of their electricity. The United States produced approximately 30% of the world’s gross nuclear-generated electricity in 2022 with France at 14%, China 14%, Russia 8%, South Korea 5%, and the rest of the world at 29%. Nuclear energy is responsible for 8% of all US energy consumption. However, only one conventional nuclear power plant is now under construction, the Vogtie Plant, in eastern Georgia. China ranked first with 15 units, followed by India with 8 reactors under construction. In the 2021, 10 nuclear reactors were permanently shut down worldwide. In July 2022, the European Parliament endorsed labeling all nuclear energy projects “green”, allowing them access to loans and subsidies. In the context of emissions, nuclear power is considered to be clean. It produces zero carbon emissions and does not produce other noxious greenhouse gases. It is difficult to predict if these plans domestically and internationally will materialize or be postponed indefinitely if negative market forces develop.

Opponents to Nuclear Energy are formidable due to concerns over safety.

Maintaining the demand for our products and future growth in demand will depend in part upon continued acceptance of nuclear technology as a means of generating electricity. In many cases, countries have embraced nuclear technology because alternate means of energy have either been at a high cost with heavy pollution, or other means have not been practical. However, incidents involving nuclear energy production, such as overheating reactors, radiation leaks and reactor melt-downs, can cause a significant decrease in public acceptance of nuclear technology. Events at the Fukushima Daiichi nuclear complex in Japan on March 11, 2011 may have adverse long-term effects in some countries decision to either continue using nuclear power or suspend its nuclear power program. While the long-term impact is unclear, several countries have suspended operations at existing nuclear power plants. Specifically, on May 30, 2011, Germany announced that in addition to the permanent closure of eight reactors and with only three nuclear power plants left with a license to operate at full capacity, the nuclear phase out in Germany is almost complete. Switzerland has made a policy decision to phase out of their 5 reactors by 2034. Italy, while not having any operating reactors, has implemented a moratorium on nuclear power. The ultimate results of these safety reviews and/or public resistance to nuclear technology may lead to suspension or cancellation of permitting and development activities, license extensions of existing nuclear facilities, and possibly even the closure of operating nuclear facilities by one or more countries. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and therefore demand for radiation detection equipment.

Continued growth of CANDU reactors and rapid development of next generation Molten Salt (MSR) and Liquid-Fluoride Thorium Reactors (LFTR).

The Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), for its tritium-based equipment. MSR and LFTR are new types of reactors that utilize thorium as a fuel rather than traditional uranium or plutonium. Thorium is a more abundant element than uranium. Many countries with heavy energy needs such as China have begun to adopt MSR and LFTR programs. However, the numbers of these types of reactors are still small in numbers and there can be no assurances that they will ever reach large numbers capable of sustaining rapid growth and development for nuclear-radiation safety products such as our tritium equipment. If CANDU reactors experience adverse events such as long-term inactivity due to political or environmental concerns, or economic issues, and if MSR and LFTR reactors fail to develop beyond its current growth forecasts worldwide, the Company will experience lower demand for its products which would have an adverse effect on the Company’s sales and profitability.

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

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Richard Landry. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.  See “Management.”

The loss of any of our executive officers could adversely affect our business.

We depend to a large extent on the efforts and continued employment of our executive officers. The loss of any executive officer could adversely disrupt our operations.

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

We are a public company.  The current regulatory climate for public companies, even smaller reporting companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles.  For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC.  Further, proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

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

Our executive officers, directors and their affiliated entities together will beneficially own approximately 37.3% of our Common Stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Quantitative and Qualitative Disclosures about Market Risk

We have entered into derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In 2022, we entered into two convertible debt instruments that included stock purchase warrants. Though there were no derivatives associated with the Notes, the instruments are affected by changes in market interest rates. We believe that adequate controls are in place to monitor any hedging activities. While we do have significant sales outside the United States, all of our sales are settled with US currency, and we do not currently own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As a “smaller reporting company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer a smaller reporting company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The adoption had no effect on the Company’s consolidated financial statements and related disclosures.

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

Control by Management

As of December 31, 2022, management currently owns 37.3% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share, of which none have been designated or issued. As of December 31, 2022 we had (i) 31,621,242 shares of common stock outstanding, held of record by 53 shareholders, and (ii) no shares of preferred stock outstanding. As of May 10, 2023 there are 35,798,087 shares of common stock outstanding, held of record by 52 shareholders.

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

Recent Sales of Unregistered Securities

During the year ending December 31, 2022, the Company issued 400,000 shares of common stock to Prashant Mehta in connection with the consulting services agreement entered into, by and between US Nuclear Corp and Prashant Mehta.

During the year ending December 31, 2022, the Company issued 625,000 shares of common stock in in relation to debt that was obtained.

During the year ending December 31, 2022, the Company issued 1,600,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

During the year ending December 31, 2022, the Company issued 203,027 shares of common stock to Carter Terry & Co. in connection with investor relations services provided by the consultant.

During the year ending December 31, 2022, the Company issued 40,000 shares of common stock to Richard Cavalli in connection with investor relations services provided by the consultant.

During the year ending December 31, 2022, the Company issued 200,000 shares of common stock to Howard Isaacs in connection with investor relations services provided by the consultant.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. In 2022, we derived 55.9% of our total revenues from sales made by Overhoff to two customers. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 26.57% of our total revenue in 2022. We expect this to increase over time as we continue to field new orders inquires and engage new customers overseas and recover post-pandemic. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the year ended December 31, 2022 compared to the year ended December 31, 2021

	Year Ended December 31,		Change
	2022	2021	$	%

Sales	$2,091,366	$2,137,607	$(46,241)	-2.21%
Cost of goods sold	1,303,298	760,955	542,343	41,61%
Gross profit	788,068	1,376,652	(588,584)	-74.69%
Selling, general and administrative expenses	2,284,099	2,738,841	(454,742)	-19.91%
Loss from operations	(1,496,031)	(1,362,189)	(133,842)	8.95%

Other expense	(546,764)	(514,495)	(32,269)	5.90%
Loss before provision for income taxes	(2,042,795)	(1,876,684)	(166,111)	8.13%

Provision for income taxes	—	—	—	—
Net income (loss)	$(2,042,795)	$(1,876,684)	$(166,111)	8.13%

Revenue for the year ended December 31, 2022, was $2,091,366 compared to $2,137,607 for the year ended December 31, 2021. The decrease of $46,241 or 2.21% is considered by management to be indicative of economic conditions as revenue across all subsidiaries post-Coronavirus pandemic remains constant, however growth was slowed in 2022 due to political and economic uncertainties. The revenue breakdown for the year ended December 31, 2022, is as follows:

North America 73.43%

Asia (including Japan) 25.03%

Other 1.54%

Our gross margin for the year ended December 31, 2022 was 37.68% as compared to 64.4% for the year ended December 31, 2021. The decrease in gross margin is due to a slight decrease in sales and an increase to cost of goods sold.

Selling and general and administrative expenses for the year ended December 31, 2022, decreased by $454,742 or 19.91% to $2,284,099; down from $2,738,841 for the year ended December 31, 2021. The decrease is largely attributed to a reduction in payroll costs.

Other expense for the year ended December 31, 2022, was $546,764, an increase of $32,269 from $514,495 for 2021. Other expense in 2022 consists of interest expense and amortization of debt discount. In 2021, other expense consisted of interest expense, write down of investments, interest expense, and equity loss in investment offset by a gain on forgiveness of debt.

Net loss for the year ended December 31, 2022, was $2,042,795 compared to net loss of $1,876,684 for the year ended December 31, 2021.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2022, the Company’s majority shareholder paid expenses on behalf of the Company of $6,214 and loaned an additional $304,633 to the Company. We anticipate the growth of our business through the sale of our common stock and loans from our majority stockholder, if necessary.

At December 31, 2022, total assets increased by $257,551 or 8.28% from $2,851,186 at December 31, 2021 due to an increase in accounts receivable and inventory.

At December 31, 2022, total liabilities increased by 30.29% to $3,457,041 from $2,409,917 at December 31, 2021 due to an increase in accrued liabilities, accounts payable, accrued compensation paid to officers, convertible notes, note payable to shareholder, and an increase in our line of credit balances.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2022, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties.

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2022.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

On June 30, 2022, US Nuclear Corp, a Delaware corporation (the “Company”) received notice of resignation by its Chief Financial Officer, Rachel Boulds. Ms. Boulds’ resignation did not result from any disagreement with the Company.

On the same day, the Company appointed its Chief Operating Officer, Richard Landry, to serve as the Chief Financial Officer of the Company effective as of June 30, 2022. Mr. Landry’s compensation will not be altered as a result of his appointment to CFO.

The following table contains information concerning our directors and executive officers through the date of filing of this report.

Name	Age	Position

Robert I. Goldstein	74	President, Chief Executive Officer, and Chairman of the Board of Directors

Richard Landry	27	Chief Financial Officer

Michael Hastings	80	Member of the Board of Directors

Dell Williamson	66	Member of the Board of Directors

Officers and Directors

Robert I. Goldstein –President, Chief Executive Officer and Chairman of the Board of Directors: Mr. Goldstein entered the radiation detection industry in 1972 as an applications engineer, production manager, and then general manager for Optron Scientific Company, Inc. DBA, Technical Associates. Mr. Goldstein is a physicist and an award- winning specialist in the nuclear radiation detection industry and has more than 30 years of experience in the field. He has authored more than 20 white papers and abstract presentations on industrial research use of radiation measurement equipment and instruments. His work has been approved by US Federal standards set by the EPA (Environmental Protection Agency), FDA (Food and Drug Administration), and NRC (Nuclear Regulatory Commission). Mr. Goldstein has also worked closely with and continues ongoing joint development programs with Los Alamos National Lab and Jefferson National Lab. He was instrumental in the acquisition of Overhoff Technology Corp, at the time, the world’s only tritium detection company, in 2006. His experience in the field of radiation detection ranges from development of instrumentation to design and development for air, water and surface applications. He is also an accomplished inventor having invented miniature radiation detectors for use during surgery. Mr. Goldstein graduated from MIT with a BS in Physics and from Stanford University with an MS in Mechanical Engineering. Mr. Goldstein is affiliated with the following scientific groups: Health Physics Society, American Nuclear Society, DOE (US Department of Energy) Tritium Focus Group, Air Monitoring User’s Group and Health Physics Instrument Committee.

Richard Landry – Chief Financial Officer, Director of Investor Relations and Business Development Consultant: Mr. Landry began his career in the financial world as a proprietary trader while in college; majoring in Mathematics and Applied Physics. Through an investment banking internship, Mr. Landry furthered his experience in Finance, which eventually lead him to Source 1 Capital, where he spear-headed the business development, marketing and assisted in structuring capital for public and private companies. This included advising, marketing, sourcing, evaluating, and conducting due diligence on new opportunities. Mr. Landry has been instrumental in assisting in raising/structuring almost $1.5B worth in new capital & deal flow. He has built-out and devised algorithms/trading strategies for top hedge funds, implemented CRMs for emerging tech companies, established sales growth strategies while maintaining regulatory requirements, worked with some of the largest asset management firms in the world such as; Fosun International and CIM, and was the Chief Compliance Officer of a Chinese tech firm where he assisted in their $150 million capital raise, as well as maintaining their compliance with China’s One Belt One Road Initiative. His responsibilities at US Nuclear Corp include marketing, research on new technologies, oversight of day-to-day activities, raising capital, procuring new contracts, and evaluating/structuring new acquisitions for the company.

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

In particular,

●	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

●	With respect to Mr. Hastings, the board considered his extensive managerial and financial expertise, as well as his experience in the medical device industry and his previous experience serving on a board of directors.

●	With respect to Mr. Williamson, the board considered his long tenure as Vice President of Overhoff Technology Corporation, as well as his technical and engineering expertise and knowledge he has obtained through his service to the Company.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2022.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein and our Chief Financial Officer, Richard Landry are compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these three individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Employment Agreements and Compensation

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to temporarily reduce his compensation to $50,000 for 2015. Compensation for 2016 increased to $100,000 as authorized by the Board of Directors and has remained $100,000 through December 31, 2022.

On February 27, 2019, we entered into an employment agreement with Richard Landry, our COO. Mr. Landry is entitled to receive monthly compensation of $10,000. During 2022, Mr. Landry became our CFO and his monthly compensation has remained the same.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein President,	2022	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000
Chief Executive Officer, and Chairman of the Board of Directors (1)	2021	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000

Richard Landry,	2022	$120,000	$-0-	$-0-	$-0-	$-0-	$120,000
Chief Financial Officer (2)	2021	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000

(1)	Mr. Goldstein has accrued unpaid salary.

(2)	Mr. Landry has accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 35,798,087 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Robert I. Goldstein, President & CEO, Chairman	10,850,000	34.3%

Richard Landry, CFO	242,823	*

Michael Hastings, Board Member	639,051	2.0%

Dell Williamson, Board Member	60,000	*

All Directors and Officers as a Group (5 persons)	11,791,874	37.3%

*	indicates less than 1%

Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on Dell Williamson, Manager of the Overhoff Division, and Ivan Mitev, our Chief Engineer at the Overhoff Division, Ian Embry in sales, and Rowena Paredes in accounting. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

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

Meetings of the Board of Directors

Mr. Goldstein was elected director by the former sole stockholder of the Company in April 18, 2012.  On March 28, 2014, Dr. Gerald Entine was elected to serve on the Board of Directors. On May 22, 2018, Gerald Entine died, leaving a vacancy on the Board of Directors for the Company. In order to fill the vacancy resulting from Mr. Entine’s death, the Board of Directors consented in lieu of a meeting to nominate Dell Williamson for appointment to the Board of Directors following receipt and review from Mr. Williamson his Confidential Bad Actor Disqualifying Event Statement confirming no “disqualifying event,” as defined under Rule 506(e) of Regulation D under the 1933 Securities Act and confirmation of receipt of the Company’s Insider Trading Policy and related memorandum regarding the same (as disclosed in prior filings). In addition, pursuant to Article IV of the Company’s Bylaws, as amended, the Board of Directors nominated Michael G. Hastings to serve as a director on the Board of Directors following receipt and review of the same disclosures and documents produced by Mr. Williamson, as identified herein. By signing the consent resolution, Mr. Williamson and Mr. Hastings accepted appointment as directors on the Board of Directors. The Board establishes policy and provides strategic direction, oversight, and control of the Company.  As of the date of this Form 10-K, the Board of Directors had no standing audit, compensation, nominating or other committees, although the Board intends to establish such committees in the future.

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

During the year ended December 31, 2022, the Company’s majority shareholder paid expenses on behalf of the Company of $6,214 and loaned an additional $304,633. The amounts due to Mr. Goldstein are $874,679 and $576,260 as of December 31, 2022 and 2021, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $83,958 and $82,500 for the years ended December 31, 2022 and 2021, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2022 or 2021.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year December 31, 2022 or 2021.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2022 or 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and Subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company has goodwill with a carrying value of $570,176 and is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2022, the Company recorded no impairment charge.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and underlying business unit, we performed audit procedures that included, among other things:

●	Developed an independent expectation and performed independent assessment of balance.

●	Reviewed current financial forecast in light of management’s current plans, and the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

We have served as the Company’s auditor since 2019. Spokane, Washington
May 11, 2023

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS
Cash	$126,109	$246,317
Accounts receivable, net	329,858	163,577
Inventories	2,024,664	1,792,312
Prepaid expenses and other current assets	26,370	44,026
TOTAL CURRENT ASSETS	2,507,001	2,246,232

Property and equipment, net	6,501	9,719
Investments	10,059	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,108,737	$2,851,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$100,398	$91,859
Accounts payable - related party	280,000	128,500
Accrued liabilities	688,422	587,941
Accrued compensation - officers	695,000	590,000
Customer deposit	88,694	101,342
Notes payable	9,574	48,541
Convertible notes payable, net of debt discount	412,953	-
Note payable to shareholder	874,679	576,260
Line of credit	307,321	285,474
TOTAL CURRENT LIABILITIES	3,457,041	2,409,917

Note payable, net of current portion	-	-
TOTAL LIABILITIES	3,457,041	2,409,917

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 31,621,242 and 28,353,215 shares issued and outstanding	3,162	2,836
Common shares to be issued	39,000	-
Additional paid in capital	14,740,401	13,508,581
Accumulated deficit	(15,130,867)	(13,070,148)
TOTAL SHAREHOLDERS’ EQUITY	(348,304)	441,269
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,108,737	$2,851,186

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Sales	$2,091,366	$2,137,607
Cost of sales	1,303,298	760,955
Gross profit	788,068	1,376,652

Operating expenses
Consulting expense	-	592,659
Professional fees	326,118	171,024
Officer compensation	170,000	372,978
Payroll and related expense	957,954	939,061
Selling, general and administrative expenses	830,027	663,119
Total operating expenses	2,284,099	2,738,841

Loss from operations	(1,496,031)	(1,362,189)

Other income (expense)
Interest expense	(63,912)	(11,001)
Other income	-	2,950
Amortization of debt discount	(482,852)	-
Gain on forgiveness of debt	-	329,018
Equity loss in investment	-	(835,462)
Total other income (expense)	(546,764)	(514,495)

Loss before provision for income taxes	(2,042,795)	(1,876,684)

Provision for income taxes	-	-

Net loss	$(2,042,795)	$(1,876,684)

Deemed dividend for down-round provision in warrants	(17,924)	(52,861)

Net loss attributed to common stockholders	$(2,060,719)	$(1,929,545)

Weighted average shares outstanding - basic and diluted	29,504,433	27,375,508

Loss per share – basic and diluted	$(0.07)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Common Shares to be	Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Issued	Capital	Deficit	Equity
Balance, December 31, 2020	25,724,844	$2,572	$-	$11,985,191	$(11,140,603)	$847,160
Issuance of common stock for services	1,257,300	126	-	737,262	-	737,388
Issuance of common stock for conversion of convertible debenture and accrued interest	250,000	25	-	99,975	-	100,000
Issuance of common stock for investment	1,121,071	112	-	633,293	-	633,405
Deemed dividend for down round provision in warrants	-	-	-	52,861	(52,861)	-
Net loss	-	-	-	-	(1,876,684)	(1,876,684)
Balance, December 31, 2021	28,353,215	$2,835	$-	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	1,043,027	105	-	197,865	-	197,970
Issuance of common stock for loan incentive	625,000	62	-	99,957	-	100,019
Issuance of common stock for conversion of debt and accrued interest	1,600,000	160	-	259,840	-	260,000
Debt discount on issuance of convertible debt	-	-	-	656,233	-	656,233
Deemed dividend for down-round provision in warrants	-	-	-	17,924	(17,924)	-
Common stock to be issued for services	-	-	39,000	-	-	39,000
Net loss	-	-	-	-	(2,042,795)	(2,042,795)
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

OPERATING ACTIVITIES
Net loss	$(2,042,795)	$(1,876,684)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,218	2,571
Bad debt expense	-	11,000
Issuance of common stock for services	267,246	673,617
Expenses paid directly by majority shareholder	-	87,410
Operating lease expense	-	55,079
Amortization of debt discounts	482,852	-
Forgiveness of PPP Loan	-	(329,018)
Finance costs	8,750	-
Equity loss in investment	-	835,462
Write-down of investments	-	-
Changes in operating assets and liabilities:
Accounts receivable	(166,281)	80,625
Inventories	(232,352)	(474,625)
Prepaid expenses and other current assets	(12,620)	-
Accounts payable	8,539	30,882
Accounts payable - related parties	151,500	128,500
Accrued liabilities	115,532	322,203
Accrued compensation - officers	105,000	160,000
Customer deposits	(12,648)	(92,969)
Operating lease liability	-	(55,079)
Net cash used in operating activities	(1,324,059)	(441,026)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,446)
Payment of acquisition deposit	-	(15,000)
Cash paid for investment	-	-
Net cash used in investing activities	-	(21,446)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	26,149	119,600
Proceeds from sale of common stock	-	100,000
Proceeds from notes payable	-	221,431
Repayments for notes payable	(37,217)	(4,546)
Proceeds from convertible notes payable	916,500	-
Proceeds from note payable to shareholder	304,633	608,010
Repayments for note payable to shareholder	(6,214)	(563,010)

Net cash provided by (used in) financing activities	1,203,851	481,485

NET INCREASE (DECREASE) IN CASH	(120,208)	19,013

CASH
Beginning of period	246,317	227,304
End of period	$126,109	$246,317

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$11,973	$11,001
Non-Cash investing and financing activities
Beneficial conversion feature on down-round provision	$239,044	$-
Common shares issued for future services	$39,000	135,859
Deemed dividend on down round provision	$17,924	$52,861
Common stock issued for conversion of convertible debt and accrued interest	$260,000	$-
Original issue debt discount	$751,026	$-

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $2,042,795 for the year ended December 31, 2022 and had an accumulated deficit of $15,130,867 as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cali From Above, LLC, and Optron and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and its wholly-owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2022 and 2021 were $5,000 and $16,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2022 and 2021, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2022 and 2021 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the years ended December 31, 2022 and 2021, there were no derivative liabilities associated with our convertible notes payable.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Revenue from the product sales is recognized under Topic 606 in a manner that reasonably reflects the delivery of its products to customers in return for expected consideration and includes the following elements:

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Sales returns and allowances was $0 and $0 for the years ended December 31, 2022 and 2021, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2022 and 2021 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718,” Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2022 and 2021 there were 2,500,000 and 333,333 warrants outstanding, respectively, to purchase shares of common stock. Basic and diluted earnings per share are the same during the years ended December 31, 2022 and 2021 due to the net loss incurred. As of December 31, 2022, the number of potentially dilutive shares issuable on our convertible notes and accrued interest was 6,430,544.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The adoption had no effect on the Company’s consolidated financial statements and related disclosures.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Note 3 – Inventories

Inventory at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Raw materials	$1,244,880	$972,759
Work in Progress	409,637	157,024
Finished goods	370,127	662,529
Total inventories	$2,024,664	$1,792,312

At December 31, 2022 and 2021 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2022 and 2021:

	2022	2021
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	39,482
	475,024	475,024
Less accumulated depreciation	(468,523)	(465,305)
Property and equipment, net	$6,501	$9,719

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,218 and $2,571, respectively. At December 31, 2022 and 2021, the Company had $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2022 and 2021 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2022 and 2021 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is in accordance with ASC 323.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Information regarding Grapheton as of and for the year ended December 31, 2022 is below:

Current assets	$17,396
Total assets	25,691
Current liabilities	593,333
Total liabilities	593,333
Total stockholders’ equity	(567,642)

Revenue	$-
Operating expenses	(760,257)
Other expenses	(246,154)
Net loss	(1,006,411)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the year ended December 31, 2022. The carrying value of this investment at December 31, 2022 was $8,059.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2022 and 2021, the amount outstanding under this note payable was $5,272 and $5,272, respectively.   The Company was in default on payment of the note payable as of December 31, 2022. The Company has communicated with the debt holder, and the amount is considered payable on demand as of December 31, 2022.

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

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of December 31, 2022, the balance owed by the Company was $4,302.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. At December 31, 2022 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in additional debt discount recorded of $183,422.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $200,488. At December 31, 2022 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $30,304.

The total debt discount amortization recorded on the Company’s notes for the twelve months ended December 31, 2022 was $482,852.

Future maturities of all notes payable as of December 31, 2022, are as follows:

Years Ending December 31,
2023	904,427
2024	-
2025	-
2026	-
2027	-
Thereafter	-
$904,427

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing demand notes payable. During the year ended December 31, 2021, the Company’s majority shareholder paid expenses on behalf of the Company of $87,410 and loaned an additional $45,000 to the Company. During the year ended December 31, 2022, the Company’s majority shareholder loaned an additional $304,633 to the Company and was repaid $6,214.  The amounts due to Mr. Goldstein are $874,679 and $576,260 as of December 31, 2022 and 2021, respectively

Note 8 – Line of Credit

As of December 31, 2022, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2022 and 2021, the amounts outstanding under these lines of credit were $307,321 and $285,474, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2023 is $168,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

The lease expense for the years ended December 31, 2022 and 2021 was $168,000 and $168,000, respectively. The cash paid under operating leases during the years ended December 31, 2022 and 2021 was $16,500 and $42,000, respectively. At December 31, 2022, $280,000 has been accrued and is shown on the balance sheet as accounts payable- related party. At December 31, 2022, the weighted average remaining lease terms were 0.3 years and the weighted average discount rate was 8%.

Note 10 – Shareholders’ Equity

Common stock

During the year ended December 31, 2022, the Company issued:

●	625,000 shares of common stock valued at $100,019 in relation to the debt that was obtained;

●	1,600,000 shares of common stock valued at $260,000 in satisfaction of convertible debt and interest;

●	1,043,027 shares of common stock to consultants for services rendered valued at $236,970; of which $39,000 is recorded as shares to be issued. Pursuant to ASC 718 the company has allocated a portion of stock-based compensation to prepaid expenses until the services are provided to the Company. The amount allocated to prepaid expense at December 31, 2022 is $9,750. The fair value was determined based on the Company’s stock price on the grant date.

During the year ended December 31, 2021, the Company issued:

●	1,252,300 shares of common stock to consultants for services rendered valued at $737,738. The fair value was determined based on the Company’s stock price on the grant date;

●	250,000 shares of common stock for cash; and

●	1,121,071 shares of common stock for an investment in Grapheton valued at $633,405. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Warrants

The following table summarizes the activity related to warrants:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	333,333	$0.40	1.50	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Granted	2,500,000	$0.14	3.00	$-
Forfeited	(333,333)
Exercised	-
Outstanding, December 31, 2022	2,500,000	$0.14	2.56	$-
Exercisable, December 31, 2022	2,500,000	$0.14	2.56	$-

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the twelve months ended December 31, 2022, the Company issued shares of common stock for $0.14 therefore, the exercise price of these warrants was adjusted from $0.75 and $0.475 to $0.14 pursuant to the down-round provision in the warrant agreement.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $17,924. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the year ended December 31, 2022.

The following table summarizes information about options outstanding and exercisable as of December 31, 2022

Outstanding and Exercisable
Number of Warrants	Exercise Price
2,500,000	$0.14
2,500,000

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

The following tables summarize the Company’s segment information for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Sales
Optron	$220,368	$482,582
Overhoff	1,870,998	1,655,025
Corporate	-	-
	$2,091,366	$2,137,607

Gross profit
Optron	$(547,531)	$101,447
Overhoff	1,335,599	1,275,205
Corporate	-	-
	$788,068	$1,376,652

Income (loss) from operations
Optron	$(1,484,631)	$(799,837)
Overhoff	486,382	264,763
Corporate	(497,782)	(1,757,739)
	$(1,496,031)	$(1,876,684)
Interest Expenses
Optron	$21,725	$10,076
Overhoff	6,545	-
Corporate	35,643	925
	$63,912	$11,001

Net income (loss)
Optron	$(1,506,356)	$(799,837)
Overhoff	479,837	680,892
Corporate	(1,016,275)	(1,763,901)
	$(2,042,794)	$(1,882,846)

	As of December 31,
	2022	2021
Total Assets
Optron	$1,021,817	$1,027,669
Overhoff	2,037,988	1,754,485
Corporate	48,932	69,032
	$3,108,737	$2,851,186

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Note 12 – Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Geographical sales
North America	$1,535,671	$1,522,412
Asia	523,434	473,157
South America	5,475	4,932
Other	26,786	137,106
	$2,091,366	$2,137,607

Note 13 – Income Taxes

At December 31, 2022 and 2021, the significant components of the deferred tax assets are summarized below:

	2022	2021

Approximate net operating loss carry forwards	$12,649,000	$10,605,000

Deferred tax assets:
Federal net operating loss	$2,031,310	$1,602,310
State net operating loss	846,270	723,270
Tax credit	49,740	49,740
Goodwill	(148,373)	(148,373)
Total deferred tax assets	2,778,947	2,226,947
Less valuation allowance	(2,778,947)	(2,226,947)
	$-	$-

The valuation allowance increased by $552,000 and $526,103 in 2022 and 2021, respectively, due to the Company generating additional net operating losses. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $12,649,000 begin to expire in 2027.

Income tax expense reflected in the consolidated statements of income consist of the following for 2022 and 2021:

	2022	2021
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-16.7%	-16.7%
Permanent differences	-10.6%	-10.6%
Amortization of goodwill	0.3%	0.3%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2022 and 2021.

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the year ended December 31, 2022 and 2021 were $168,000 and $168,000, respectively. As of December 31, 2022 and 2021, the payable to Gold Team Inc. in connection with the above leases was to $280,000 and $128,500, respectively. (See Note 9).

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

As of December 31, 2022 and 2021, the Company had accrued compensation payable to its majority shareholder of $695,000 and $590,000, respectively.

During the year ended, December 31, 2021, the company issued 242,823 shares of common stock to Richard Landry in connection with the consulting services agreement entered by and between US Nuclear Corp and Richard Landry.

Also see Note 7.

Note 15 – Concentrations

For the year ended December 31, 2022, two customers accounted for more than 10% of the Company sales, 42.3% and 13.61%, respectively. At December 31, 2022 two customers accounted for more than 10% of the accounts receivable balance, 55.5% and 28.4%, respectively.

For the year ended December 31, 2021, two customers accounted for more than 10% of the Company sales, 30.7% and 15.2%, respectively. At December 31, 2021 two customers accounted for more than 10% of the accounts receivable balance, 23.9% and 15%, respectively.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2022 and 2021.

Note 16 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On January 9, 2023, the Company issued 100,000 shares of common stock to a consultant. The shares were valued at their fair value on the date of grant, which is $11,100 or $0.111 per share.

On January 19, 2023, the Company issued 400,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $60,000 or $0.15 per share.

On January 23, the Company issued an aggregate of 260,000 shares to consultants as compensation for investor relations services. The shares were valued at their fair value on the date of grant, which was $37,960 or $0.146 per share.

On February 23, the Company issued 400,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $60,000 or $0.15 per share.

On February 24, the Company issued 200,000 shares of common stock to a consultant. The shares were valued at their fair value on the date of grant, which was $29,200 or $0.146 per share.

Effective March 3, 2023, the Company entered into a Membership Unit Purchase Agreement whereby the Company transferred, assigned, and conveyed the capital account of its wholly-owned subsidiary Cali From Above, in exchange for 65,000,000 shares of INNOVATION NATION, INC., a Nevada Corporation, owned and held by Robert Goldstein. As a result, the Company has divested itself of its ownership of Cali From Above and the Company now holds a 26% interest in Innovation Nation, an OTC reporting company under the symbol (OTC:AVRI).

On March 14, 2023, the Company issued an aggregate of 1,500,000 shares of common stock to our Board members. The shares were valued at their fair value on the date of grant, which was $175,500 or $0.117 per share.

On March 31, 2023, the Company issued 75,000 shares of common stock to a consultant. The shares were valued at their fair value on the date of grant, which was $8,550 or $0.114 per share.

On April 11, 2023, the Company issued 771,845 shares of common stock, by cashless exercise, pursuant to a Warrant Agreement associated with a convertible note payable entered into on May 5, 2022.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	02/14/2012
3.2	By-Laws		10		3.2	02/14/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	02/14/2012
4.2	Description of Securities	X
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
23.2	Consent of Independent Auditor	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2023	US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2023	US Nuclear Corp

	By:	/s/ Richard Landry
Chief Financial Officer