Form 10-Q
period 2023-03-31
US NUCLEAR CORP.
filed 2023-06-28
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2023

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

The number of shares of the Registrant’s common stock outstanding as of June 27, 2023, was 36,390,478.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$214,236	$126,109
Accounts receivable, net	184,378	329,858
Note receivable	14,000	-
Inventories	2,156,422	2,024,664
Prepaid expenses and other current assets	-	26,370
TOTAL CURRENT ASSETS	2,569,036	2,507,001

Property and equipment, net	5,214	6,501
Investments	4,539	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,163,965	$3,108,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$61,313	$100,398
Accounts payable - related party	322,000	280,000
Accrued liabilities	750,053	688,422
Accrued compensation - officers	740,000	695,000
Customer deposit	93,694	88,694
Notes payable	5,272	9,574
Convertible debt, net of debt discount	510,135	412,953
Note payable to shareholder	916,979	874,679
Line of credit	307,937	307,321
TOTAL CURRENT LIABILITIES	3,707,383	3,457,041

TOTAL LIABILITIES	3,707,383	3,457,041

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,556,242 and 31,621,242 shares issued and outstanding	3,456	3,162
Common shares to be issued	-	39,000
Additional paid in capital	15,250,540	14,740,401
Accumulated deficit	(15,797,414)	(15,130,867)
TOTAL SHAREHOLDERS’ EQUITY	(543,418)	(348,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,163,965	$3,108,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Sales	$647,706	$339,515
Cost of sales	212,117	112,238
Gross profit	435,589	227,277

Operating expenses
Selling, general and administrative expenses	735,825	873,503
Total operating expenses	735,825	873,503

Loss from operations	(300,236)	(646,226)

Other income (expense)
Interest expense	(22,140)	(3,417)
Equity loss in investment	(8,059)	-
Loss on deconsolidation	(2,539)	-
Amortization of debt discount	(331,559)	-
Total other income (expense)	(364,298)	(3,417)

Loss before provision for income taxes	(664,534)	(649,643)

Provision for income taxes	-	-

Net loss	$(664,534)	$(649,643)

Deemed dividend for down-round provision in warrants	(2,013)	-

Net loss attributed to common stockholders	$(666,547)	$(649,643)

Weighted average shares outstanding - basic and diluted	32,634,839	28,428,215

Loss per shares - basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	1,875,000	188		224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80		119,920		120,000
Deemed dividend for down-round provision in warrants				2,013	(2,013)
Common shares to be issued for services	260,000	26	(39,000)	38,974		-
Additional BCF discount for down-round provision on notes				122,531		122,531
Investment in Averox				2,539		2,539
Net loss					(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	$15,250,540	$(15,797,414)	$(543,418)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2021	28,353,215	$2,835	$-	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	-	22,492	-	22,500
Net loss	-	-	-	-	(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$-	$13,531,074	$(13,719,791)	$(185,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March
	2023	2022

OPERATING ACTIVITIES
Net loss	$(664,534)	$(649,643)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,287	13,659
Issuance of common stock for services	234,100	62,526
Debt discount amortization	331,559	-
Financing costs	3,500	-
Loss on deconsolidation	2,539	-
Loss on equity investment	8,059	-

Changes in operating assets and liabilities:
Accounts receivable	145,480	82,541
Inventories	(131,758)	58,971
Prepaid	16,620	(713)
Accounts payable	(39,085)	(29,224)
Accounts payable - related parties	42,000	42,000
Accrued liabilities	66,285	51,610
Accrued compensation - officers	45,000	45,000
Customer deposits	5,000	(15,591)
Net cash used in operating activities	66,052	(338,864)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(12,629)
Cash paid upon deconsolidation	(2,539)	-
Note receivable	(14,000)	-
Net cash used in investing activities	(16,539)	(12,629)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	616	(2,662)
Proceeds from issuance of note payable shareholder	42,300	179,000
Repayments of notes payable	(4,302)	(5,307)
Stock issued for debt issuance	-	-
Net cash provided by financing activities	38,614	171,031

NET INCREASE (DECREASE) IN CASH	88,127	(180,462)

CASH
Beginning of period	$126,109	$246,317
End of period	$214,236	$65,855

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$27	$3,417

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$116,500	$-
Deemed dividend on down-round provision on warrants	$2,013	$-
Additional BCF on down-round provision on convertible notes payable	$122,531	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2023

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K filed on May 12, 2023. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $664,534 for the three months ended March 31, 2023 and had an accumulated deficit of $15,797,414 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include Optron, Overhoff Technology Corporation (“Overhoff”), and its wholly-owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2023 and December 31, 2022 were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2023 and December 31, 2022, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2022 the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2023 and December 31, 2022, there are no derivative liabilities associated with our convertible notes payable.

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

Revenues from product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products to customers in return for expected consideration and includes the following elements:

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

Sales returns and allowances was $0 for the three months ended March 31, 2023 and 2022. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2023 and 2022 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2023 and December 31, 2022 there were 2,500,000 and 2,500,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt and warrants at March 31, 2023 is 7,792,366. Basic and diluted earnings per share are the same during the three months ended March 31, 2023 and 2022 due to the net loss incurred.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022. The Company has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Note 3 – Inventories

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$1,148,942	$1,244,880
Work in Progress	409,674	409,637
Finished goods	597,806	370,127
Total inventories	$2,156,422	$2,024,664

At March 31, 2023 and December 31, 2022, the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	39,482
	475,024	475,024
Less accumulated depreciation	(469,810)	(468,523)
Property and equipment, net	$5,214	$6,501

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,287 and $3,218 respectively. At March 31, 2023, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2023 and December 31, 2022 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2023 and December 31, 2022 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the three months ended March 31, 2023 and $0 during the three months ended March 31, 2022.

Information regarding Grapheton as of and for the three months ended March 31, 2023 is below:

Current assets	$8,126
Total assets	13,501
Current liabilities	748,333
Total liabilities	748,333
Total stockholders’ deficiency	$(722,082)

Revenue	$-
Operating expenses	167,190
Other expenses	-
Net loss	$167,190

Averox

On March 3, 2023, the Company divested itself of its wholly owned subsidiary, Cali From Above, through a Membership Interest Purchase Agreement with the Company’s President and Chief Executive Officer, Robert Goldstein. Consideration received by the Company was 65,000,000 shares of Averox, Inc. (OTC:AVRI), resulting in the Company owning 26% of the issued and outstanding shares of common stock of AVRI. The Company and Cali From Above also signed a Cooperation Agreement whereby the Company holds exclusive sourcing and manufacturing rights for Cali From Above products, thus making Cali From Above a new customer of the Company. The Company accounts for its investment in Averox using the equity method of accounting in accordance with ASC 323. See Note 15.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2023 and December 31, 2022, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the three months ended March 31, 2023.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of March 31, 2023, the balance owed by the Company was $0.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. At March 31, 2023 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in additional debt discount recorded of $24,558. The total remaining unamortized debt discount on this note at March 31, 2023 is $116,951.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $200,488. At March 31, 2023 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $97,973. The total remaining unamortized debt discount on this note at March 31, 2023 is $207,912.

The total debt discount amortization recorded on the Company’s notes for the three months ended March 31, 2023 was $331,559.

Future maturities of all notes payable, net of any debt discounts as of March 31, 2023, are as follows:

Years ended December 31,
2023	$510,135
2024	-
2025	-
2026	-
2027	-
Thereafter	-
$510,135

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the three months ended March 31, 2023, the Company’s majority shareholder loaned an additional $42,300 to the Company. The amounts due to Mr. Goldstein are $916,979 and $874,679 as of March 31, 2023 and December 31, 2022, respectively.

Note 8 – Line of Credit

As of March 31, 2023, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of March 31, 2023 and December 31, 2022, the amounts outstanding under these lines of credit were $307,937 and $307,321, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2022 is $168,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the three months ended March 31, 2023 and 2022 was $42,000 and $42,000, respectively. The cash paid under operating leases during the three months ended March 31, 2023 and 2022 was $0 and $0, respectively. At March 31, 2023, the weighted average remaining lease terms were 0.1 years and the weighted average discount rate was 8%.

Note 10 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the three months ended March 31, 2023, the Company issued:

●	1,500,000 shares of common stock to its Directors and President, valued at $175,500;

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest;

●	375,000 shares of common stock to consultants for services rendered valued at $48,850. The fair value was determined based on the Company’s stock price on the grant date; and

During the three months ended March 31, 2022, the Company issued:

●	75,000 shares of common stock to consultants for services rendered valued at $22,500. The fair value was determined based on the Company’s stock price on the grant date;

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	2,500,000	$0.11	2.32	$-
Granted	-	-	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2023	2,500,000	$0.11	2.32	$-
Exercisable, March 31, 2023	2,500,000	$0.11	2.32	$-

The above warrants contain a down round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the three months ended March 31, 2023, the Company issued shares of common stock for $0.11 therefore, the exercise price of these warrants was adjusted from $0.14 to $0.11.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $2,013. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the three months ended March 31, 2023.

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
1,500,000	$0.11

Note 12 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s recent acquisition of the assets of Electronic Control Concepts are included with Overhoff in the table below. The assets and operations of the Company’s subsidiary, Cali From Above, are through March 3, 2023, which is the date the Company divested its interest in Cali and are included with Optron in the table below.

The following tables summarize the Company’s segment information for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022

Sales
Optron	$243,333	$56,994
Overhoff	404,373	282,521
Corporate	-	-
	$647,706	$339,315

Gross profit
Optron	$158,520	$44,082
Overhoff	277,069	183,195
Corporate	-	-
	$435,589	$227,277

(Loss)/gain from operations
Optron	$(53,973)	$(218,838)
Overhoff	36,987	(306,352)
Corporate	(283,250)	(121,036)
	$(300,236)	$(646,226)

Interest Expenses
Optron	$5,272	$2,445
Overhoff	3,656	972
Corporate	13,212	-
	$22,140	$3,417

Net income/(loss)
Optron	$(66,785)	$(215,283)
Overhoff	38,331	(316,324)
Corporate	(636,080)	(118,036)
	$(664,534)	$(649,643)

	As of March 31, 2023	As of December 31, 2022
Total Assets
Optron	$1,115,267	$1,021,817
Overhoff	2,009,915	2,037,988
Corporate	38,783	48,932
	$3,163,965	$3,108,737

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Geographical sales
North America	$635,612	$517,230
Asia	7,915	39,040
Other	4,179	127,501
	$647,706	$683,771

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2023 and 2022 was $42,000 and $42,000, respectively. As of March 31, 2023 and December 31, 2022, amounts payable to Gold Team Inc. in connection with the above leases amount to $322,000 and $280,000, respectively (See Note 9). The lease expired on April 30, 2021 and is currently on a month-to-month basis.

In addition, as of March 31, 2023 and December 31, 2022, the Company had accrued compensation payable to its majority shareholder of $575,000 and $550,000, respectively.

Also see Note 7.

Note 15 – Deconsolidation of Subsidiary

On March 3, 2023, the Company divested itself of its wholly-owned subsidiary, Cali From Above, through a Membership Interest Purchase Agreement with the Company’s President and Chief Executive Officer, Robert Goldstein. Consideration received by the Company was 65,000,000 shares of Averox, Inc. (OTC:AVRI), resulting in the Company owning 26% of the issued and outstanding shares of common stock of AVRI. The Company considered the guidance under ASC 810-10-40 in determining the accounting treatment for the transaction and it was determined that the fair value of the 65,000,000 shares received on March 3, 2023 was $2,539, which was the fair value of the assets transferred upon deconsolidation by the Company. Additionally, this method was used due to there being no active trading by Averox on the date of the transaction. Also at closing, the Company and Cali From Above signed a Cooperation Agreement whereby the Company holds exclusive sourcing and manufacturing rights for Cali From Above products, thus making Cali From Above a new customer of the Company.

Upon deconsolidation, the Company recorded a loss of $2,539, reflecting the value of $2,539 in cash in Cali From Above.

Note 16 – Concentrations

Two customers accounted for 44% and 24% of the Company’s sales for the three months ended March 31, 2023 and one customer accounted for 45.8% of the Company’s sales for the three months ended March 31, 2022.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2023 and 2022.

Note 17 – Subsequent Events

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

On April 26, 2023, the Company issued 420,000 shares to Howard Isaacs in connection with investor relations services provided by the consultant.

On April 26, 2023, the Company issued 50,000 shares to Richard Cavalli in connection with investor relations services provided by the consultant.

On May 25, 2023, the Company issued 517,391 shares of common stock, by cashless exercise, pursuant to a Warrant Agreement associated with a convertible note payable entered into on May 5, 2022.

On June 12, 2023, the Company issued 75,000 shares to Prashant Mehta in connection with the consulting services agreement entered into, by and between US Nuclear Corp and Prashant Mehta.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2022 filed with the Securities Exchange Commission on Form 10-K on May 12, 2023 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

On March 3, 2023, the Company divested itself of its wholly owned subsidiary, Cali From Above, through a Membership Interest Purchase Agreement with the Company’s President and Chief Executive Officer, Robert Goldstein. Consideration received by the Company was 65,000,000 shares of Averox, Inc. (OTC:AVRI), resulting in the Company owning 26% of the issued and outstanding shares of common stock of AVRI. The Company and Cali From Above also signed a Cooperation Agreement whereby the Company holds exclusive sourcing and manufacturing rights for Cali From Above products, thus making Cali From Above a new customer of the Company.

Results of Operations

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%

Sales	$647,706	$339,515	$322,191	48.69%
Cost of goods sold	212,117	112,238	99,879	47.09%
Gross profit	435,589	227,277	222,312	49.45%
Selling, general and administrative expenses	735,825	873,503	(123,678)	-16.49%
Loss from operations	(300,236)	(646,226)	345,990	115.24%
Other income (expense)	(364,298)	(3,417)	(314,770)	98.93%
Loss before provision for income taxes	(664,534)	(649,643)	31,220	-5.05%
Provision for income taxes	-	-	-
Net loss	$(664,534)	$(649,643)	$31,220	-5.05%

Sales for the three months ended March 31, 2023 were $647,706 compared to $339,515 for the same period in 2022. The increase of $308,191 or 47.58% is a result of an increase in sales from our Overhoff subsidiary of $124,012 and an increase in sales from our Optron subsidiary of $184,179. The overall increase in sales is principally due to recovering from the impact of COVID-19. The sales breakdown for the three months ended March 31, 2023 is as follows:

North America 98.17%

Asia (Including Japan) 1.20%

Other .63%

Our gross margins for the three months ended March 31, 2023 were 67.2% as compared to 66.9% for the same period in 2022. Gross margins increased by 0.31% for the three months ended March 31, 2023 due to fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expense for the three months ended March 31, 2023 were $735,825 compared to $873,503 for the same period in 2022. The decrease of $137,678 or 18.71% was principally due to decreases in professional fees, payroll and employee benefits, and advertising and marketing expense, offset by an increase in stock-based compensation. The overall decrease in these operating expenses is a result of management’s continued efforts in closely monitoring overhead and expenses and negotiating better pricing with its vendors and consultants. During the three months ended March 31, 2023, stock-based compensation was $234,100 compared to $62,526 during the same period in 2022. Stock based compensation is issued as incentives to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended March 31, 2023 was $364,298, an increase of $360,881 from other expense of $3,417 for the same period in 2022. The increase was due to an increase in the amortization of debt discounts associated with convertible debentures of $331,559, interest expense of $22,140, a $2,539 loss on the deconsolidation of Cali From Above, and a $8,059 loss on equity in our investment with Grapheton.

Net loss for the three months ended March 31, 2023 was $664,534 compared to $649,643 for the same period in 2022. The change was principally attributed to the factors described above.

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

At March 31, 2023, total assets increased by 1.75% to $3,163,965 from $3,108,737 at December 31, 2022. The increase primarily reflects an increase in inventory, an increase in cash, a note receivable recorded during the period, offset by decreases in accounts receivable and the carrying value of investments held by the Company.

At March 31, 2023, total liabilities increased by 6,75% to $3,707,383 from $3,457,041 at December 31, 2022. The increase is principally related to an increase in accrued liabilities, notes payable, and accrued compensation to officers.

Net cash provided by/(used in) operating activities for the three months ended March 31, 2023 was $66,052 compared to ($338,864) for the same period in 2022. The change in cash from operations was principally due to changes in working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2023 was $16,539 compared to $12,629 for the same period in 2022. The increase in cash used investing activities was due to a decrease of $12,629 in the purchase of property and equipment offset by an increase related to a $14,000 note payable and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the period.

Net cash provided by financing activities for the three months ended March 31, 2023 was $38,614 compared to $171,031 for the same period in 2022. The change in cash from financing activities was primarily due to a decrease in proceeds from shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2023.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on May 12, 2023 for Risk Factors.

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

On January 9, 2023, the Company issued 100,000 shares to Prashant Mehta in connection with the consulting services agreement entered into, by and between US Nuclear Corp and Prashant Mehta.

On January 19, 2023, the Company issued 400,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On January 23, 2023, the Company issued 50,000 shares of common stock to Richard Cavalli in connection with investor relations services provided by the consultant.

On January 23, 2023, the Company issued 210,000 shares of common stock to Howard Isaacs in connection with investor relations services provided by the consultant.

On February 23, 2023, the Company issued 400,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On February 24, 2023, the Company issued 200,000 shares to Prashant Mehta in connection with the consulting services agreement entered into, by and between US Nuclear Corp and Prashant Mehta.

On March 14, 2023, the Company issued an aggregate of 1,500,000 shares to two Directors and its Chief Executive Officer as compensation for services provided to the Company.

On March 14, 2023, the Company issued 75,000 shares to Prashant Mehta in connection with the consulting services agreement entered into, by and between US Nuclear Corp and Prashant Mehta.

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

Date: June 27, 2023