Form 10-Q
period 2023-06-30
US NUCLEAR CORP.
filed 2023-08-21
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2023

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

The number of shares of the Registrant’s common stock outstanding as of August 21, 2023, was 36,390,478.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$95,792	$126,109
Accounts receivable, net	294,343	329,858
Note receivable	17,000	-
Inventories	1,972,655	2,024,664
Prepaid expenses and other current assets	-	26,370
TOTAL CURRENT ASSETS	2,379,790	2,507,001

Property and equipment, net	4,590	6,501
Investments	4,539	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$2,974,095	$3,108,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$128,438	$100,398
Accounts payable - related party	364,000	280,000
Accrued liabilities	780,131	688,422
Accrued compensation - officers	805,000	695,000
Customer deposit	93,312	88,694
Notes payable	5,272	9,574
Convertible debt, net of debt discount	590,984	412,953
Note payable to shareholder	1,054,295	874,679
Line of credit	311,355	307,321
TOTAL CURRENT LIABILITIES	4,132,787	3,457,041

TOTAL LIABILITIES	4,132,787	3,457,041

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 36,390,478 and 31,621,242 shares issued and outstanding	3,639	3,162
Common shares to be issued	-	39,000
Additional paid in capital	15,506,601	14,740,401
Accumulated deficit	(16,668,932)	(15,130,867)
TOTAL SHAREHOLDERS’ EQUITY	(1,158,692)	(348,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,974,095	$3,108,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30,
	2023	2022

Sales	$346,801	$582,568
Cost of sales	312,148	319,814
Gross profit	34,653	262,754

Operating expenses
Selling, general and administrative expenses	600,419	534,753
Total operating expenses	600,420	534,753

Loss from operations	(565,766)	(271,999)

Other income (expense)
Interest expense	(20,700)	(2,523)
Equity loss in investment	-	-
Loss on deconsolidation	-	-
Amortization of debt discount	(285,052)	(91,756)
Total other income (expense)	(305,752)	(94,279)

Loss before provision for income taxes	(871,518)	(366,278)

Provision for income taxes	-	-

Net loss	$(871,518)	$(366,278)

Deemed dividend for down-round provision in warrants	-	(9,652)

Net loss attributed to common stockholders	$(871,518)	$(375,930)

Weighted average shares outstanding - basic and diluted	35,669,202	28,864,350

Loss per shares - basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended
	June 30,
	2023	2022

Sales	$994,507	$922,083
Cost of sales	524,265	432,052
Gross profit	470,242	490,031

Operating expenses
Selling, general and administrative expenses	1,336,244	1,408,256
Total operating expenses	1,336,244	1,408,256

Loss from operations	(866,002)	(918,225)

Other income (expense)
Interest expense	(42,840)	(5,940)
Equity loss in investment	(8,059)	-
Loss on deconsolidation	(2,539)	-
Amortization of debt discount	(616,611)	(91,756)
Total other income (expense)	(670,050)	(97,696)

Loss before provision for income taxes	(1,536,052)	(1,015,921)

Provision for income taxes	-	-

Net loss	$(1,536,052)	$(1,015,921)

Deemed dividend for down-round provision in warrants	(2,013)	(9,652)

Net loss attributed to common stockholders	$(1,538,065)	$(1,025,573)

Weighted average shares outstanding - basic and diluted	34,160,420	28,627,598

Loss per shares - basic and diluted	$(0.04)	$(0.04)

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	1,875,000	188	-	224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80	-	119,920	-	120,000
Deemed dividend for down-round provision in warrants		-	-	2,013	(2,013)	-
Common shares to be issued for services	260,000	26	(39,000)	38,974	-	-
Additional BCF discount for down-round provision on notes	-	-	-	122,531	-	122,531
Investment in Averox	-	-	-	2,539	-	2,539
Net loss	-	-	-		(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	$15,250,540	$(15,797,414)	$(543,418)

Issuance of common stock for services	545,000	55	-	51,986	-	52,040
Cashless exercise of warrants	1,289,236	129	-	(129)	-	-
Additional BCF discount for down-round provision on notes	-	-	-	204,204	-	204,204
Net loss					(871,518)	(871,518)
Balance, June 30, 2023	36,390,478	$3,639	$-	$15,506,601	$(16,668,932)	$(1,158,692)

Balance, December 31, 2021	28,353,215	$2,835	$-	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	-	22,492	-	22,500
Net loss	-	-	-	-	(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$-	$13,531,074	$(13,719,791)	$(185,874)

Issuance of common stock for loan incentive	625,000	62	-	99,957	-	100,019
Issuance of common stock for services	360,805	36	-	57,709	-	57,745
Convertible debt, net of debt discounts	-	-	-	311,519	-	311,519
Deemed dividend for down round provision in warrants	-	-	-	9,652	(9,652)	-
Net loss	-	-	-	-	(366,278)	(366,278)

Balance, June 30, 2022	29,414,020	$2,941	$-	$14,009,910	$(14,095,721)	$(82,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	March
	2023	2022

OPERATING ACTIVITIES
Net loss	$(1,536,052)	$(1,015,921)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,911	14,764
Issuance of common stock for services	286,140	120,271
Debt discount amortization	616,611	91,756
Financing costs	3,500	-
Loss on deconsolidation	2,539	-
Equity loss in investment	8,059	-
Changes in operating assets and liabilities:
Accounts receivable	35,515	76,129
Note receivable	-	-
Inventories	52,009	(111,842)
Prepaid	16,620	(5,079)
Accounts payable	28,040	(14,929)
Accounts payable - related parties	84,000	70,000
Accrued liabilities	96,364	(1,055)
Accrued compensation - officers	110,000	100,000
Customer deposits	4,618	(14,438)
Operating lease liability	-	-
Net cash used in operating activities	(190,126)	(690,344)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(12,629)
Cash paid for investment	(2,539)	-
Note receivable	(17,000)
Net cash used in investing activities	(19,539)	(12,629)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	4,034	20,491
Proceeds from issuance of note payable shareholder	179,616	274,000
Proceeds from convertible note payable	-	611,000
Repayments of notes payable	(4,302)	(27,928)
Net cash provided by financing activities	179,348	877,563

NET INCREASE (DECREASE) IN CASH	(30,317)	174,590

CASH
Beginning of period	$126,109	$246,317
End of period	$95,792	$420,907

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$27	$5,940

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$120,000	$-
Original issue debt discount	$-	$550,538
Deemed dividend on down round provision	$2,013	$-
Additional beneficial conversion feature on down round provision	$326,735	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2023

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022, and notes thereto included in the Company’s annual report on Form 10-K filed on May 12, 2023. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,536,052 for the six months ended June 30, 2023, and had an accumulated deficit of $16,668,932 as of June 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which include Optron, Overhoff Technology Corporation (“Overhoff”), and its wholly owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2023, and December 31, 2022.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2023, and December 31, 2022, were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2023, and December 31, 2022, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2022, the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2023, and December 31, 2022, there are no derivative liabilities associated with our convertible notes payable.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, customer deposits, and line of credit, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has a note payable to a shareholder that the carrying amount also approximates fair value.

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

Sales returns and allowances was $0 for the six months ended June 30, 2023, and 2022. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 31, 2023, and 2022 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 12 and 13 for disclosures of revenue disaggregated by geographical area and product line.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2023, and December 31, 2022, there were -0- and 2,500,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt and warrants as of June 30, 2023, is 5,357,438. Basic and diluted earnings per share are the same during the six months ended June 30, 2023, and 2022 due to the net loss incurred.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company has evaluated the effect of this ASU on the Company’s consolidated financial statements and related disclosures and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 3 – Inventories

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$921,593	$1,244,880
Work in Progress	436,032	409,637
Finished goods	615,030	370,127
Total inventories	$1,972,655	$2,024,664

At June 30, 2023 and December 31, 2022, the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	39,482
	475,024	475,024
Less accumulated depreciation	(470,434)	(468,523)
Property and equipment, net	$4,590	$6,501

Depreciation expense for the six months ended June 30, 2023, and 2022 was $1,911 and $2,135 respectively.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2023 and December 31, 2022 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed within 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2023 and December 31, 2022 was $1,000 and $1,000, respectively.

Grapheton

On February 5, 2020, the Company entered into a Stock Purchase Agreement (“SPA”) with Grapheton, Inc., a California corporation (“Grapheton”). The transaction was closed on March 12, 2020. Grapheton is a start-up company that focuses on building energy storage devices, known as supercapacitors, from a new material system. The technology utilized by Grapheton has been proven to provide a compelling advantage in microelectrode arrays with superior electrical and electrochemical properties.

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

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting in accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the six months ended June 30, 2023, and $0 during the six months ended June 30, 2022.

Information regarding Grapheton as of and for the six months ended June 30, 2023, is below:

Current assets	$5,750
Total assets	11,124
Current liabilities	903,333
Total liabilities	903,333
Total stockholders’ deficiency	$(881,835)

Revenue	$-
Operating expenses	154,456
Other expenses	-
Net loss	$154,456

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

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2023 and December 31, 2022, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the six months ended June 30, 2023.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of June 30, 2023, the balance owed by the Company was $0.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. Total debt discounts recorded as of the date of the note was $550,538. As of June 30, 2023, and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in additional debt discount recorded of $119,947. The total remaining unamortized debt discount on this note as of June 30, 2023, is $0. Since the note matured during the period on May 5, 2023, and the note has not been satisfied, the Company will begin accruing interest at the default rate of 16%.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. Total debt discounts recorded as of the date of the note was $200,488. At June 30, 2023 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $206,788. The total remaining unamortized debt discount on this note as of June 30, 2023, is $192,023.

The total debt discount amortization recorded on the Company’s notes for the six months ended June 30, 2023, was $616,611.

Future maturities of all notes payable, net of any debt discounts as of June 30, 2023, are as follows:

Years ended December 31,
2023	$596,256
2024	-
2025	-
2026	-
2027	-
Thereafter	-
$596,256

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the six months ended June 30, 2023, the Company’s majority shareholder loaned an additional $42,300 to the Company. The amounts due to Mr. Goldstein are $1,054,295 and $874,679 as of June 30, 2023, and December 31, 2022, respectively.

Note 8 – Line of Credit

As of June 30, 2023, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of June 30, 2023, and December 31, 2022, the amounts outstanding under these lines of credit were $311,355 and $307,321, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2023, and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2022, is $168,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the six months ended June 30, 2023, and 2022 was $84,000 and $84,000, respectively. The cash paid under operating leases during the six months ended June 30, 2023, and 2022 was $0 and $0, respectively. As of June 30, 2023, the weighted average remaining lease terms were 0.1 years and the weighted average discount rate was 8%.

Note 10 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the six months ended June 30, 2023, the Company issued:

●	1,500,000 shares of common stock to its Directors and President, valued at $175,500; and

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest; and

●	1,180,000 shares of common stock to consultants for services rendered valued at $139,890. The fair value was determined based on the Company’s stock price on the grant date; and

●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants, respectively.

During the six months ended June 30, 2022, the Company issued:

●	625,000 shares of common stock valued at $151,250 in relation to the debt that was obtained;

●	435,805 shares of common stock to consultants for services rendered valued at $80,245. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	2,500,000	$0.11	2.32	$-
Granted	-	-	-
Forfeited	-
Exercised	2,500,000	$0.13
Outstanding, June 30, 2023	-	$-	-	$-
Exercisable, June 30, 2023	-	$-	-	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the six months ended June 30, 2023, the Company issued shares of common stock for $0.11 therefore, the exercise price of the warrants outstanding were adjusted from $0.14 to $0.11.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $2,013 and this amount was recorded as a deemed dividend in the accompanying consolidated financial statements during the six months ended June 30, 2023. During the three months ended June 30, 2023, 1,500,000 and 1,000,000 warrants were exercised in a cashless exercise resulting in 771,845 and 517,391 common shares issued, respectively. The number of warrant shares were determined in the following manner:

X = Y(A-B) A	where:	X=	the number of warrant shares to be issued	(771,845 and 517,391)

		Y=	the number of warrant shares the holder elects to purchase	(1,500,000 and 1,000,000)

		A=	the Market Price	($0.309 and $0.23)

		B=	Exercise Price	($0.15 and $0.111)

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales
Optron	$(135,587)	$22,176	$95,764	$79,213
Overhoff	480,387	560,349	898,743	842,870
Corporate	-	-	-	-
	$346,801	$582,525	$994,507	$922,083

Gross profit
Optron	$(198,201)	$127	$(39,681)	$44,209
Overhoff	232,855	262,627	509,924	445,822
Corporate	-	-	-	-
	$34,654	$262,754	$470,243	$490,031

Income (loss) from operations
Optron	$(425,377)	$(353,012)	$(479,350)	$(571,850)
Overhoff	(3,445)	193,058	33,542	(122,294)
Corporate	(248,656)	(106,045)	(531,906)	(224,081)
	$(677,477)	$(265,999)	$(977,713)	$(918,225)

Interest Expenses
Optron	$4,618	$1,411	$9,890	$3,856
Overhoff	4,935	1,112	8,591	2,084
Corporate	11,147	-	24,359	-
	$20,700	$2,523	$42,840	$5,940

Net income (loss)
Optron	$(422,455)	$(348,423)	$(489,240)	$(563,706)
Overhoff	(13,380)	179,946	24,951	(136,378)
Corporate	(435,683)	(349,051)	(1,071,763)	(415,856)
	$(871,518)	$(517,528)	$(1,536,052)	$(1,115,940)

	As of June 30, 2023	As of December 31, 2022
Total Assets
Optron	$720,964	$1,021,817
Overhoff	2,228,777	2,037,988
Corporate	24,354	48,932
	$2,974,095	$3,108,737

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2023, and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022
Geographical sales
North America	$280,859	$232,599
Asia	51,048	236,094
Other	14,894	113,875
	$346,801	$582,568

	Six Months Ended June 30,
	2023	2022
Geographical sales
North America	$819,167	$662,642
Asia	125,221	244,229
Other	50,119	15,212
	$994,507	$922,083

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2023, and 2022 was $84,000 and $84,000, respectively. As of June 30, 2023, and December 31, 2022, amounts payable to Gold Team Inc. in connection with the above leases amount to $364,000 and $280,000, respectively (See Note 9). The lease is currently on a month-to-month basis.

In addition, as of June 30, 2023, and December 31, 2022, the Company had accrued compensation payable to its majority shareholder of $600,000 and $500,000, respectively.

Also see Note 7.

Note 15 – Deconsolidation of Subsidiary

On March 3, 2023, the Company divested itself of its wholly owned subsidiary, Cali From Above, through a Membership Interest Purchase Agreement with the Company’s President and Chief Executive Officer, Robert Goldstein. Consideration received by the Company was 65,000,000 shares of Averox, Inc. (OTC:AVRI), resulting in the Company owning 26% of the issued and outstanding shares of common stock of AVRI. The Company considered the guidance under ASC 810-10-40 in determining the accounting treatment for the transaction and it was determined that the fair value of the 65,000,000 shares received on March 3, 2023, was $2,539, which was the fair value of the assets transferred upon deconsolidation by the Company. Additionally, this method was used due to there being no active trading by Averox on the date of the transaction. Also at closing, the Company and Cali From Above signed a Cooperation Agreement whereby the Company holds exclusive sourcing and manufacturing rights for Cali From Above products, thus making Cali From Above a new customer of the Company.

Upon deconsolidation, the Company recorded a loss of $2,539, reflecting the value of $2,539 in cash in Cali From Above.

Note 16 – Concentrations

Two customers accounted for 29% and 18% of the Company’s sales for the six months ended June 30, 2023, and two customers accounted for 35% and 25% of the Company’s sales for the six months ended June 30, 2022.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2023, and 2022.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On August 12, 2023, Richard Landry resigned from his position as our Chief Financial Officer and the resignation was effective immediately. There was no known disagreement with Mr. Landry regarding our operations, policies, or practices. On the same date, the Board appointed Michael Hastings as Chief Financial Officer. Mr. Hastings remains a member of the Board of Directors.

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

Since our acquisition of Overhoff Technology in 2006, we have had discussions with other companies in our industry for an acquisition. While we targeted Overhoff due to its unique position in the tritium market, we had not commenced an acquisition since our Overhoff Technology acquisition; we believe in part the reason was due to lack of additional capital, our status as a privately-held entity at the time, and focus on developing our own products. We will seek out companies whom our management believes will provide value to our customers and will complement our business. We will focus on diversifying our product line into a larger range so that our customers and vendors may have more expansive experience in type, choice, options, price and selection. We also believe that with a more diverse product line we will become more competitive as our industry is intensely competitive.

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

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week on affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $7,000 for each facility per month.

On May 31, 2016, we entered into an Asset Purchase Agreement with Electronic Control Concepts (“ECC”) whereby the Company purchased certain tangible and intangible assets of ECC. ECC is a small manufacturer of test and maintenance meters for x-ray machines both medical and industrial. We acquired ECC to give a boost to our current x-ray related product and hospital/medical product sales.

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

Results of Operations

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%

Sales	$346,801	$582,568	$(235,767)	-67.98%
Cost of goods sold	312,146	319,814	(7,668)	-2.46%
Gross profit	34,654	262,754	(228,100)	-658.21%
Selling, general and administrative expenses	600,420	534,753	65,667	10.94%
Loss from operations	(565,766)	(271,999)	(293,767)	51.92%
Other income (expense)	(305,753)	(94,279)	(211,474)	69.16%
Loss before provision for income taxes	(871,518)	(366,278)	505,240	57.97%
Provision for income taxes	-	-	-
Net loss	$(871,518)	$(366,278)	$505,240	57.97%

Sales for the three months ended June 30, 2023, were $346,801 compared to $582,568 for the same period in 2022. The decrease of $235,767 or 67.98% is a result of a decrease in sales from our Optron subsidiary of $155,805 and a decrease in sales from our Overhoff subsidiary of $79,962. The overall decrease in sales is principally due to the adjustment of intercompany sales between Optron and Overhoff, which were included in sales in the prior three months and should have been eliminated upon consolidation of these financial statements. The sales breakdown for the three months ended June 30, 2023, is as follows:

North America 80.99%

Asia (Including Japan) 14.72%

Other 4.29%

Our gross margins for the three months ended June 30, 2023, were 9.99% as compared to 45.1% for the same period in 2022. Gross margins decreased by 35.11% for the three months ended June 30, 2023, due to increases in costs associated with products sold during the period. The cost increase is attributed to products not meeting specifications or standards upon completion of the manufacturing process.

Selling, general and administrative expenses for the three months ended June 30, 2023, were $600,420 compared to $534,753 for the same period in 2022. The increase of $65,667 or 10.94% was principally due to increases in professional fees and trade show expenses. During the three months ended June 30, 2023, stock-based compensation was $52,040 compared to $57,745 during the same period in 2022. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended June 30, 2023, was $305,753, an increase of $211,474 from other expense of $94,279 for the same period in 2022. The increase was due to an increase in the amortization of debt discounts associated with convertible debentures of $193,296 and an increase in interest expense of $18,177.

Net loss for the three months ended June 30, 2023, was $871,518 compared to $366,278 for the same period in 2022. The change was principally attributed to the factors described above.

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%

Sales	$994,507	$922,083	$72,424	7.28%
Cost of goods sold	524,263	432,052	(92,211)	17.59%
Gross profit	470,243	490,031	(19,788)	-4.21%
Selling, general and administrative expenses	1,336,245	1,408,256	(72,011)	-5.39%
Loss from operations	(866,002)	(918,225)	52,223	-6.03%
Other income (expense)	(670,050)	(97,696)	(572,354)	85.42%
Loss before provision for income taxes	(1,536,052)	(1,015,921)	(520,131)	33.86%
Provision for income taxes	-	-	-
Net loss	$(1,536,052)	$(1,015,921)	$(520,131)	33.86%

Sales for the six months ended June 30, 2023, were $994,507 compared to $922,083 for the same period in 2022. The increase of $72,424 or 7.28% is a result of an increase in sales from our Overhoff subsidiary of $55,873 and an increase in sales from our Optron subsidiary of $16,551. The overall increase in sales is principally due to recovery from the impact of COVID-19. The sales breakdown for the six months ended June 30, 2023, is as follows:

North America 82.37%

Asia (Including Japan) 12.59%

Other 5.04%

Our gross margins for the six months ended June 30, 2023, were 47.28% as compared to 53.14% for the same period in 2022. Gross margins decreased by 5.86% for the six months ended June 30, 2023, due to fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expenses for the six months ended June 30, 2023, were $1,336,245 compared to $1,408,256 for the same period in 2022. The decrease of $72,011 or 5.39% was principally due to an increase in stock-based compensation of $165,869 offset by decreases in employee benefits and advertising expenses. During the six months ended June 30, 2023, stock-based compensation was $286,140 compared to $120,271 during the same period in 2022. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the six months ended June 30, 2023, was $670,050, an increase of $572,354 from other expense of $97,696 for the same period in 2022. The increase reflects an increase in the amortization of debt discounts associated with convertible debentures of $524,855, an increase in interest expense of $36,900, a $2,539 loss on the deconsolidation of Cali From Above, and a $8,059 loss on equity in our investment with Grapheton.

Net loss for the six months ended June 30, 2023, was $1,536,052 compared to $1,015,921 for the same period in 2022. The change was principally attributed to an increase in stock compensation, an increase in amortization of debt discounts, and the factors described above.

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

As of June 30, 2023, total assets decreased by 4.53% to $2,974,095 from $3,108,737 on December 31, 2022. The decrease reflects decreases in cash, accounts receivable, inventory, the fair value of our fixed assets, and the carrying value of our investments offset by a note receivable recorded during the period.

As of June 30, 2023, total liabilities increased by 16.35% to $4,132,787 from $3,457,041 on December 31, 2022. The increase is principally related to an increase in accrued liabilities, notes payable, and accrued compensation to officers.

Net cash used in operating activities for the six months ended June 30, 2023, was ($190,126) compared to ($690,344) for the same period in 2022. The change in cash from operations was principally due to changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2023, was ($19,539) compared to ($12,629) for the same period in 2022. The increase in cash used investing activities was due to a decrease of $12,629 in the purchase of property and equipment offset by an increase related to a $17,000 note payable and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the period.

Net cash provided by financing activities for the six months ended June 30, 2023, was $179,348 compared to $877,563 for the same period in 2022. The decrease in cash from financing activities reflects proceeds received on a convertible note payable and shareholder loan proceeds received in the prior period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2023.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on May 12, 2023 for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ending December 31, 2022, the Company issued 400,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

During the year ending December 31, 2022, the Company issued 625,000 shares of common stock in relation to debt that was obtained.

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

On January 9, 2023, the Company issued 100,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

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

On February 24, 2023, the Company issued 200,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

On March 14, 2023, the Company issued an aggregate of 1,500,000 shares to two Directors and its Chief Executive Officer as compensation for services provided to the Company.

On March 31, 2023, the Company issued 75,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

On April 11, 2023, the Company issued 771,845 common shares for a cashless exercise of warrants outstanding.

On April 26, 2023, the Company issued 420,000 shares of common stock to Howard Isaacs in connection with investor relations services provided by the consultant.

On April 26, 2023, the Company issued 50,000 shares of common stock to Richard Cavalli in connection with investor relations services provided by the consultant.

On May 25, 2023, the Company issued 517,391 common shares for a cashless exercise of warrants outstanding.

On June 12, 2023, the Company issued 75,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

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

Date: August 21, 2023