Form 10-Q
period 2023-09-30
US NUCLEAR CORP.
filed 2023-11-20
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value	UCLE	OTC

The number of shares of the Registrant’s common stock outstanding as of November 15, 2023, was 38,805,778.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$184,703	$126,109
Accounts receivable, net	242,354	329,858
Note receivable	18,250	-
Inventories	2,064,116	2,024,664
Prepaid expenses and other current assets	-	26,370
TOTAL CURRENT ASSETS	2,509,423	2,507,001

Property and equipment, net	4,158	6,501
Investments	4,539	10,059
Acquisition deposit	15,000	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$3,103,296	$3,108,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$179,753	$100,398
Accounts payable - related party	406,000	280,000
Accrued liabilities	794,765	688,422
Accrued compensation - officers	895,000	695,000
Customer deposit	12,897	88,694
Notes payable	5,272	9,574
Convertible debt, net of debt discount	711,253	412,953
Note payable to shareholder	1,056,695	874,679
Line of credit	311,273	307,321
TOTAL CURRENT LIABILITIES	4,372,908	3,457,041
TOTAL LIABILITIES	4,372,908	3,457,041

COMMITMENTS AND CONTINGENICES	-	-

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 38,095,778 and 31,621,242 shares issued and outstanding	3,810	3,162
Common shares to be issued	-	39,000
Additional paid in capital	16,155,572	14,740,401
Accumulated deficit	(17,428,994)	(15,130,867)
TOTAL SHAREHOLDERS’ EQUITY	(1,269,612)	(348,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,103,296	$3,108,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	September 30,
	2023	2022

Sales	$593,502	$617,434
Cost of sales	127,727	405,471
Gross profit	465,775	211,963

Operating expenses
Selling, general and administrative expenses	539,337	695,381
Total operating expenses	539,337	695,381

Loss from operations	(73,562)	(483,419)

Other income (expense)
Interest expense	(27,795)	(31,710)
Equity loss in investment	-	-
Loss on deconsolidation	-	-
Amortization of debt discount	(658,705)	(140,693)
Total other income (expense)	(686,500)	(172,403)

Loss before provision for income taxes	(760,062)	(655,822)

Provision for income taxes	-	-

Net loss	$(760,062)	$(655,822)

Deemed dividend for down-round provision in warrants	-	-

Net loss attributed to common stockholders	$(760,062)	$(655,822)

Weighted average shares outstanding - basic and diluted	36,237,707	29,504,433

Loss per shares - basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Sales	$1,588,009	$1,539,517
Cost of sales	651,992	837,523
Gross profit	936,017	701,994

Operating expenses
Selling, general and administrative expenses	1,875,583	2,103,637
Total operating expenses	1,875,583	2,103,637

Loss from operations	(939,565)	(1,401,644)

Other income (expense)
Interest expense	(70,635)	(37,650)
Equity loss in investment	(8,059)	-
Loss on deconsolidation	(2,539)	-
Amortization of debt discount	(1,275,316)	(232,449)
Total other income (expense)	(1,356,549)	(270,099)

Loss before provision for income taxes	(2,296,114)	(1,671,743)

Provision for income taxes	-	-

Net loss	$(2,296,114)	$(1,671,743)

Deemed dividend for down-round provision in warrants	(2,013)	(9,652)

Net loss attributed to common stockholders	$(2,298,127)	$(1,681,395)

Weighted average shares outstanding - basic and diluted	35,049,921	28,923,132

Loss per shares - basic and diluted	$(0.07)	$(0.06)

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid In	Accumulated	Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity

Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	1,875,000	188		224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80		119,920		120,000
Deemed dividend for down round provision in warrants				2,013	(2,013)
Common shares to be issued for services	260,000	26	(39,000)	38,974		-
Additional BCF discount for down round provision on notes				122,531		122,531
Investment in Averox				2,539		2,539
Net loss					(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	$15,250,540	$(15,797,414)	$(543,418)

Issuance of common stock for services	545,000	55		51,986		52,040
Cashless exercise of warrants	1,289,236	129		(129)
Additional BCF discount for down round provision on notes				204,204		204,204
Net loss					(871,518)	(871,518)

Balance, June 30, 2023	36,390,478	$3,639	$-	$15,506,601	$(16,668,932)	$(1,158,692)

Issuance of common stock for services	1,705,300	171		110,536		110,707
Additional BCF discount for down round provision on notes				538,435		538,435
Net loss					(760,062)	(760,062)

Balance, September 30, 2023	38,095,778	$3,810	$-	$16,155,572	$(17,428,994)	$(1,269,612)

Balance, December 31, 2021	28,353,215	$2,835	$-	$13,508,582	$(13,070,148)	$441,269

Issuance of common stock for services	75,000	8	-	22,492		22,500
Net loss	-	-	-	-	(649,643)	(649,643)

Balance, March 31, 2022	28,428,215	$2,843	$-	$13,531,074	$(13,719,791)	$(185,874)

Issuance of common stock for loan incentive	625,000	62		99,957		100,019
Issuance of common stock for services	360,805	36	-	57,709		57,745
Convertible debt, net of debt discounts				311,519		311,519
Deemed dividend for down round provision in warrants				9,652	(9,652)
Net loss	-	-	-	-	(366,278)	(366,278)

Balance, June 30, 2022	29,414,020	$2,941	$-	$14,009,911	$(14,095,721)	$(82,869)

Issuance of common stock for services	350,000	35		78,390		78,425
Common stock issued for debt and interest	400,000	40		79,960		80,000

Net loss	-	-	-	-	(655,822)	(655,822)

Balance, September 30, 2022	30,164,020	$3,016	$-	$14,168,261	$(14,751,543)	$(580,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	March
	2023	2022

OPERATING ACTIVITIES
Net loss	$(2,296,114)	$(1,671,743)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,344	15,920
Issuance of common stock for services	387,097	198,696
Debt discount amortization	1,275,316	232,449
Financing costs	3,500	3,500
Loss on deconsolidation	2,539	-
Equity loss in investment	8,059	-
Changes in operating assets and liabilities:
Accounts receivable	87,504	(9,940)
Note receivable	-	-
Inventories	(39,453)	(1,787)
Prepaid	26,370	(12,620)
Accounts payable	79,355	145,836
Accounts payable - related parties	126,000	-
Accrued liabilities	110,997	74,905
Accrued compensation - officers	200,000	155,000
Customer deposits	(75,797)	(14,438)
Operating lease liability	-	-
Net cash used in operating activities	(102,283)	(884,222)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(12,986)
Cash paid for investment	(2,539)	-
Note receivable	(18,250)
Net cash used in investing activities	(20,789)	(12,986)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	3,952	35,272
Net proceeds from issuance of note payable shareholder	182,016	267,786
Proceeds from convertible note payable	-	611,000
Repayments of notes payable	(4,302)	(29,666)
Net cash provided by financing activities	181,666	884,392

NET INCREASE (DECREASE) IN CASH	58,594	(12,816)

CASH
Beginning of period	$126,109	$246,317
End of period	$184,703	$233,501

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$27	$5,940

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$120,000	$80,000
Original issue debt discount	$-	$550,538
Deemed dividend on down round provision	$2,013	$-
Additional beneficial conversion feature on down round provision	$865,170	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

The Company is engaged in developing, manufacturing, and selling radiation detection and measuring equipment. The Company markets and sells its products to consumers throughout the world.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $2,296,114 for the nine months ended September 30, 2023, and had an accumulated deficit of $17,428,994 as of September 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2023, and December 31, 2022.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2023, and December 31, 2022, were $5,000 and $5,000, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2023, and December 31, 2022, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2023, and December 31, 2022, there are no derivative liabilities associated with our convertible notes payable.

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

Sales returns and allowances was $0 for the nine months ended September 30, 2023, and 2022. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2023, and 2022 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2023, and December 31, 2022, there were -0- and 2,500,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt as of September 30, 2023, is 5,591,929. Basic and diluted earnings per share are the same during the nine months ended September 30, 2023, and 2022 due to the net loss incurred.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in the entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 3 – Inventories

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$968,162	$1,244,880
Work in Progress	91,069	409,637
Finished goods	1,004,885	370,127
Total inventories	$2,064,116	$2,024,664

At September 30, 2023 and December 31, 2022, the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	39,482	39,482
	475,024	475,024
Less accumulated depreciation	(470,866)	(468,523)
Property and equipment, net	$4,158	$6,501

Depreciation expense for the nine months ended September 30, 2023, and 2022 was $2,343 and $2,135 respectively.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2023, and December 31, 2022 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed within 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2023 and December 31, 2022 was $1,000 and $1,000, respectively.

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

Pursuant to the terms of the SPA, the Corporation will acquire a total of 2,552 shares of Grapheton’s common stock over a two-year period. At closing, the Company was issued a total of 1,452 shares of Grapheton’s common stock for $235,000 and 858,896 shares of the Company’s common stock valued at $601,227.

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

The Company currently owns 35.8% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting in accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the nine months ended September 30, 2023, and $0 during the nine months ended September 30, 2022.

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

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2023 and December 31, 2022, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the nine months ended September 30, 2023.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of September 30, 2023, the balance owed by the Company was $0.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. Total debt discounts recorded as of the date of the note was $550,538. As of September 30, 2023, and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in additional debt discount recorded of $578,712. The total remaining unamortized debt discount on this note as of September 30, 2023, is $0. Since the note matured during the period on May 5, 2023, and the note has not been satisfied, the Company will begin accruing interest at the default rate of 16%.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. Total debt discounts recorded as of the date of the note was $200,488. As of September 30, 2023, and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $589,545. The total remaining unamortized debt discount on this note as of September 30, 2023, is $71,754. Since the note matured during the period on October 10, 2023, and the note has not been satisfied, the Company will begin accruing interest at the default rate of 16%.

The total debt discount amortization recorded on the Company’s notes for the nine months ended September 30, 2023, was $1,275,316.

Future maturities of all notes payable, net of any debt discounts as of September 30, 2023, are as follows:

Years ended December 31,
2023	$716,525
2024	-
2025	-
2026	-
2027	-
Thereafter	-
$716,525

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the nine months ended September 30, 2023, the Company’s majority shareholder loaned an additional $44,700 to the Company. The amounts due to Mr. Goldstein are $1,056,695 and $874,679 as of September 30, 2023, and December 31, 2022, respectively.

Note 8 – Line of Credit

As of September 30, 2023, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of September 30, 2023, and December 31, 2022, the amounts outstanding under these lines of credit were $311,273 and $307,321, respectively.

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

The lease expense for the nine months ended September 30, 2023, and 2022 was $126,000 and $126,000, respectively. The cash paid under operating leases during the nine months ended September 30, 2023, and 2022 was $0 and $0, respectively. As of September 30, 2023, the weighted average remaining lease terms were 0.1 years, and the weighted average discount rate was 8%.

Note 10 - Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2023, the Company issued:

●	2,600,000 shares of common stock to its Directors and President, valued at $239,080; and

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest; and

●	1,785,300 shares of common stock to consultants for services rendered valued at $176,813. The fair value was determined based on the Company’s stock price on the grant date; and

●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants, respectively.

During the nine months ended September 30, 2022, the Company issued:

●	625,000 shares of common stock valued at $100,019 in relation to the debt that was obtained;

●	400,000 shares of common stock valued at $80,000 in satisfaction of convertible debt and interest;

●	785,805 shares of common stock to consultants for services rendered valued at $158,670. The fair value was determined based on the Company’s stock price on the grant date

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	2,500,000	$0.11	2.32	$-
Granted	-	-	-
Forfeited	-
Exercised	2,500,000	$0.11
Outstanding, September 30, 2023	-	$-	-	$-
Exercisable, September 30, 2023	-	$-	-	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the nine months ended September 30, 2023, the Company issued shares of common stock for $0.11 therefore, the exercise price of the warrants outstanding were adjusted from $0.14 to $0.11.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $2,013 and this amount was recorded as a deemed dividend in the accompanying consolidated financial statements during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, 1,500,000 and 1,000,000 warrants were exercised in a cashless exercise resulting in 771,845 and 517,391 common shares issued, respectively. The number of warrant shares were determined in the following manner:

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales
Optron	$183,048	$96,883	$278,812	$176,096
Overhoff	410,454	505,918	1,309,197	1,348,788
Corporate	-	14,633	-	14,633
	$593.502	$617,434	$1,588,009	$1,539,517

Gross profit
Optron	$96,004	$99,609	$56,324	$143,818
Overhoff	369,770	104,169	879,693	549,991
Corporate	-	8,185	-	8,185
	$465,775	$211,963	$936,017	$701,994

Income (loss) from operations
Optron	$(176,388)	$(181,632)	$(655,738)	$(753,482)
Overhoff	317,383	(147,632)	350,726	(269,926)
Corporate	(102,647)	(154,155)	(634,553)	(378,236)
	$(73,563)	$(483,419)	$(969,565)	$(1,401,644)

Interest Expenses
Optron	$918	$10,626	$10,808	$14,482
Overhoff	5,697	2,533	14,288	4,617
Corporate	21,180	18,551	45,539	18,551
	$27,795	$31,710	$70,635	$37,650

Net income (loss)
Optron	$(184,846)	$(304,277)	$(674,086)	$(767,964)
Overhoff	316,487	(138,165)	341,438	(274,543)
Corporate	(891,703)	(213,380)	(1,963,466)	(629,236)
	$(760,002)	$(655,822)	$(2,296,114)	$(1,671,743)

	As of September 30, 2023	As of December 31, 2022
Total Assets
Optron	$756,186	$1,021,817
Overhoff	2,323,528	2,037,988
Corporate	23,581	48,932
	$3,103,296	$3,108,737

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 - Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
Geographical sales
North America	$570,420	$446,810
Asia	11,034	115,340
Other	12,048	55,284
	$593,502	$617,434

	Nine Months Ended September 30,
	2023	2022
Geographical sales
North America	$1,389,587	$1,032,051
Asia	136,254	311,125
Other	62,168	196,341
	$1,588,009	$1,539,517

Note 14 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2023, and 2022 was $126,000 and $126,000, respectively. As of September 30, 2023, and December 31, 2022, amounts payable to Gold Team Inc. in connection with the above leases amount to $406,000 and $280,000, respectively (See Note 9). The lease is currently on a month-to-month basis.

In addition, as of September 30, 2023, and December 31, 2022, the Company had accrued compensation payable to its majority shareholder of $650,000 and $500,000, respectively.

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

Note 16 – Concentrations

Two customers accounted for 29%, 25%, and 16% of the Company’s sales for the nine months ended September 30, 2023, and two customers accounted for 35% and 25% of the Company’s sales for the nine months ended September 30, 2022.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2023, and 2022.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On October 15, 2023, the Company issued 210,000 to a consultant for services at a fair value of $13,650, or $0.065 per share.

On October 16, 2023, the Company entered into a note payable with a third party for $125,000, of which the Company received $122,500 after an origination fee of $2,500. The note accrues non-annualized interest of 20%, or $25,000. The note is to be repaid in 52 weekly payments of $2,885, beginning on October 20, 2023. The note provides for monthly incremental prepayment discounts if satisfied in full prior to the due date.

On October 25, 2023, the Company issued 50,000 shares to a consultant for services at a fair value of $3,450, or $0.069 per share.

On October 27, 2023, the Company issued 450,000 shares of common stock in satisfaction of $47,619 in principal, $581 in interest, and $1,750 in fees on a convertible note payable. The shares were issued at $0.111 per share.

On November 8, 2023, the Company amended its convertible promissory notes originally entered into on May 5, 2022, and October 10, 2022, by extending the maturity dates of both notes to May 5, 2024. In connection and for consideration thereof, the Company issued a common stock purchase warrant for the purchase of 1,000,000 shares of common stock. The exercise price of the warrant is $0.06, subject to adjustments, including but not limited to cashless exercise, and expire on November 8, 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2022, filed with the Securities Exchange Commission on Form 10-K on May 12, 2023, should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Since our acquisition of Overhoff Technology in 2006, we have had discussions with other companies in our industry for an acquisition. While we targeted Overhoff due to its unique position in the tritium market, we had not commenced an acquisition since our Overhoff Technology acquisition; we believe in part the reason was due to lack of additional capital, our status as a privately-held entity at the time, and focus on developing our own products. We will seek out companies whom our management believes will provide value to our customers and will complement our business. We will focus on diversifying our product line into a larger range so that our customers and vendors may have more expansive experience in type, choice, options, price, and selection. We also believe that with a more diverse product line we will become more competitive as our industry is intensely competitive.

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

For the next twelve months, we anticipate we will need less than $1,000,000 in additional capital to fund our business plans. If we do not raise the required capital, we may not meet our expenses and there can be no assurance that we will be able to do so and if we do, we may find the cost of such financing to be burdensome on the Company. Additionally, we may not be able to execute on our business plans due to unforeseen market forces such as lower natural gas prices, difficulty attracting qualified executive staff, general downturn in our sector or by competition as we operate in an extremely competitive market for all of our product offerings.

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

Results of Operations

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%

Sales	$593,502	$617,434	$(23,392)	-4.03%
Cost of goods sold	127,727	405,471	(277,744)	-217.45%
Gross profit	465,775	211,963	(253,812)	54.49%
Selling, general and administrative expenses	539,337	695,381	(156,044)	-28.93%
Loss from operations	(73,562)	(483,419)	409,857	-557.15%
Other income (expense)	(686,500)	(172,403)	(514,097)	74.89%
Loss before provision for income taxes	(760,062)	(655,822)	(104,240)	13.71%
Provision for income taxes	-	-	-
Net loss	$(760,062)	$(655,822)	$(104,240)	13.71%

Sales for the three months ended September 30, 2023, were $593,502 compared to $617,434 for the same period in 2022. The decrease of $23,392 or 4.03% is a result of an increase in sales from our Optron subsidiary of $86,165, a decrease in sales from our Overhoff subsidiary of $95,464, and a decrease of $14,633 reported through US Nuclear. The overall decrease in sales reflects the decrease in international sales. The sales breakdown for the three months ended September 30, 2023, is as follows:

North America	96.11%
Asia (Including Japan)	1.86%
Other	2.03%

Our gross margins for the three months ended September 30, 2023, were 78.48% as compared to 34.33% for the same period in 2022. Gross margins increased by 44.15% for the three months ended September 30, 2023, due to a mix of higher margin products sold during the period. The Company expects this trend to continue due to increased sales of specialized products through our Overhoff subsidiary.

Selling, general and administrative expenses for the three months ended September 30, 2023, were $539,339 compared to $695,381 for the same period in 2022. The decrease of $156,042 or 28.93% was principally due to decreases in professional fees and trade show expenses. During the three months ended September 30, 2023, stock-based compensation was $396,847 compared to $158,425 during the same period in 2022. Stock-based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended September 30, 2023, was $686,499, an increase of $514,096 from other expense of $172,403 for the same period in 2022. The increase was due to an increase in the amortization of debt discounts associated with convertible debentures of $518,012 offset by a decrease in interest expense of $3,916.

Net loss for the three months ended September 30, 2023, was $760,062 compared to $655,822 for the same period in 2022. The change was principally attributed to the factors described above.

 For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%

Sales	$1,588,099	$1,539,517	$48,492	3.05%
Cost of goods sold	651,992	837,523	(185,531)	-28.460%
Gross profit	936,017	701,994	234,023	25.00%
Selling, general and administrative expenses	1,875,583	2,103,637	(228,054)	-12.16%
Loss from operations	(939,565)	(1,401,644)	462,078	-49,18%
Other income (expense)	(1,356,549)	(270,099)	(1,086,450)	80.09%
Loss before provision for income taxes	(2,296,114)	(1,671,743)	(624,372)	27.19%
Provision for income taxes	-	-	-
Net loss	$(2,296,114)	$(1,671,743)	$(624,372)	27.19%

Sales for the nine months ended September 30, 2023, were $1,588,099 compared to $1,539,517 for the same period in 2022. The increase of $48,492 or 3.05% is a result of an decrease in sales from our Overhoff subsidiary of $39,591 and an increase in sales from our Optron subsidiary of $102,716, and a decrease of $14,633 reported through US Nuclear. The overall increase in sales is principally due to recovery from the impact of COVID-19. The sales breakdown for the nine months ended September 30, 2023, is as follows:

North America	87.50%
Asia (Including Japan)	8.58%
Other	3.91%

Our gross margins for the nine months ended September 30, 2023, were 58.94% as compared to 45.6% for the same period in 2022. Gross margins increased by 13.34% for the nine months ended September 30, 2023, due to a mix of higher margin products sold. The Company expects this trend to continue due to increased sales of specialized products through our Overhoff subsidiary.

Selling, general and administrative expenses for the nine months ended September 30, 2023, were $1,875,583 compared to $2,103,637 for the same period in 2022. The decrease of $228,054 or 12.16% was principally due to an increase in stock-based compensation offset by decreases in employee benefits and advertising expenses. During the nine months ended September 30, 2023, stock-based compensation was $396,847 compared to $238,670 during the same period in 2022. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the nine months ended September 30, 2023, was $1,356,549, an increase of $1,086,450 from other expense of $270,099 for the same period in 2022. The increase reflects an increase in the amortization of debt discounts associated with convertible debentures of $1,042,867, an increase in interest expense of $32,985, a $2,539 loss on the deconsolidation of Cali From Above, and a $8,059 loss on equity in our investment with Grapheton.

Net loss for the nine months ended September 30, 2023, was $2,296,114 compared to $1,671,743 for the same period in 2022. The change was principally attributed to an increase in stock compensation, an increase in amortization of debt discounts, and the factors described above.

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

As of September 30, 2023, total assets decreased by .18% to $3,103,296 from $3,108,737 on December 31, 2022. The decrease reflects increases in cash, accounts receivable, and inventory, decreased by the fair value of our fixed assets and the carrying value of our investments, offset by a note receivable recorded during the period.

As of September 30, 2023, total liabilities increased by 20.94% to $4,372,908 from $3,457,041 on December 31, 2022. The increase is principally related to an increase in accrued liabilities, notes payable, and accrued compensation to officers.

Net cash used in operating activities for the nine months ended September 30, 2023, was ($102,283) compared to ($884,222) for the same period in 2022. The increase in cash from operations was principally due to changes in working capital accounts offset by non-cash transactions including stock-based compensation, amortization of debt discounts, and the equity loss on investment in Grapheton.

Net cash used in investing activities for the nine months ended September 30, 2023, was ($20,289) compared to ($12,986) for the same period in 2022. The increase in cash used investing activities was due to a decrease of $12,629 in the purchase of property and equipment offset by an increase related to a $18,250 note receivable and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the period.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $181,666 compared to $884,392 for the same period in 2022. The decrease in cash from financing activities reflects proceeds received on a convertible note payable and shareholder loan proceeds received in the prior period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2023.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on May 12, 2023, for Risk Factors.

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

On August 22, 2023, the Company issued 75,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

On August 22, 2023, the Company issued 530,300 shares of common stock related to Richard Landry, our former Chief Financial Officer, for services provided to the Company.

On August 25, 2023, the Company issued an aggregate of 1,100,000 shares to two Directors and its Chief Executive Officer as compensation for services provided to the Company.

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

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Michael Hastings
Chief Financial Officer

Date: November 20, 2023