Form 10-K
period 2023-12-31
US NUCLEAR CORP.
filed 2024-05-10
CIK 1543623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $3,093,191 as of June 30, 2023.

The number of shares of the Registrant’s common stock outstanding as of May 9, 2024, was 44,391,778.

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

Our international revenues were 11.43% of our total revenue in 2023. This was a decrease of 15.14% from 2022 and was a result of management’s inability to field new orders and inquires and engage new customers overseas due to political and economic reasons. We believe that South Korea and China will likely be larger contributors to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Nuclear Power, Fossil Fuel and Renewal Energy

While the conventional Fission based nuclear power industry is a key component in the context of energy supply in the world today there are other competing energy sources that carry less potential risk hazards. Competing energy sources such as fossil fuels, solar, wind and water are strong threats to nuclear power. Each one has its benefits and conversely a negative side. The current landscape of nuclear power according to the Nuclear Regulatory Commission, or NRC, states that as of May 2023, there were 32 countries worldwide operating 436 nuclear reactors in operation in the world, with 57 new reactors under construction in 11 countries. Within the United States, there are 93 nuclear power plants providing 19% of the country’s total electric energy generation. Additionally, 28 of the 50 US states generate electricity from nuclear power plants, and four states, New Hampshire, South Carolina, Connecticut, and Illinois rely on nuclear power for more than 50 percent of their electricity.

The United States produced approximately 30% of the world’s gross nuclear-generated electricity in 2023 with France at 18%, China 16%, Japan 9% Russia 8%, South Korea 7%, and the rest of the world at 11%. However, only two conventional nuclear power plants were under construction in 2023, the Vogtle Plants, in eastern Georgia. As of 2023, about 30 countries are considering, planning, or starting nuclear power programs. These range from sophisticated economies to developing nations. Bangladesh, Egypt and Turkey are all constructing their first nuclear power plants. In July 2022, the European Parliament endorsed labeling all nuclear energy projects “green”, allowing them access to loans and subsidies. In the context of emissions, nuclear power is considered to be green and clean. It produces zero carbon emissions and does not produce other noxious greenhouse gases. It is difficult to predict if these plans domestically and internationally will materialize or be postponed indefinitely were negative market forces to develop.

Nuclear Fusion Power Research and Prototypes

While it will be some years before commercial fusion power plants will be supplying electricity, already in 2023, the US Department of energy (DOE) lists 124 active fusion power laboratories working to make energy by fusing Tritium and Deuterium, resulting a growing market for Tritium detection equipment.

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

In December, 2013, we were granted a registered trademark of the US Nuclear Corp name and logo from the United States Patent and Trademark Office and consider it important to the protection of our US Nuclear Corp brands. We have not been, nor are we currently involved in or aware of any litigation regarding any of our intellectual property.

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

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on current CFO, Michael Hastings. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or our failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.  See “Management.”

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-07 will have on the Company’s consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-09 will have on the Company’s consolidated financial statement disclosures.

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

Control by Management

As of December 31, 2023, management currently owns 37.1% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements and Information Relating to Us, Our Industry and To Other Businesses.

ITEM 1B- UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C- CYBERSECURITY

We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board and senior management are devoting resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape to respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program will leverage the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. Our IT security reviews such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices go through an internal review process and are approved by appropriate members of management. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The internal business owners of hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework. We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks.

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share, of which none have been designated or issued. As of December 31, 2023, we had (i) 40,173,778 shares of common stock outstanding, held of record by 51 shareholders, and (ii) no shares of preferred stock outstanding. As of April 15, 2024, there are 44,391,778 shares of common stock outstanding, held of record by 51 shareholders.

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

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2023, the Company issued:

●	2,600,000 shares of common stock to its Directors and President, valued at $239,080; and

●	2,083,000 shares of common stock valued at $350,891 in satisfaction of convertible debt and interest; and

●	2,580,300 shares of common stock to consultants for services rendered valued at $215,085. The fair value was determined based on the Company’s stock price on the grant date; and

●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants, respectively.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. In 2023, we derived 50.81% of our total revenues from sales made by Overhoff to three customers. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 12.8% of our total revenue in 2023. We expect this to increase over time as we continue to field new orders, inquires, and engage new customers overseas and recover post-pandemic. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the year ended December 31, 2023, compared to the year ended December 31, 2022

	Year Ended December 31,		Change
	2023	2022	$	%

Sales	$2,231,095	$2,091,366	$139,729	6.68%
Cost of goods sold	1,306,789	1,303,298	3,491	0.27%
Gross profit	924,306	788,068	136,238	17.29%
Operating expenses	2,565,950	2,284,099	281,851	12.34%
Loss from operations	(1,641,644)	(1,496,031)	(145,613)	9.73%

Other expense	(1,792,160)	(546,764)	(1,245,396)	227.78%
Loss before provision for income taxes	(3,433,804)	(2,042,795)	(1,391,009)	68.09%

Provision for income taxes	-	-
Net income (loss)	$(3,433,804)	$(2,042,795)	$(1,391,009)	68.09%

Revenue for the year ended December 31, 2023, was $2,231,095 compared to $2,091,366 for the year ended December 31, 2022. The increase of $139,729 or 6.68% is considered by management to be indicative of improving post-Coronavirus pandemic economic conditions, however growth was slowed in 2022 due to political and economic uncertainties. The revenue breakdown for the year ended December 31, 2023, is as follows:

North America 88.58%

Asia (including Japan) 7.72%

Other 3.70%

Our gross margin for the year ended December 31, 2023, was 41.43% as compared to 37.68% for the year ended December 31, 2022. The increase in gross margin is due to a slight increase in the sales of certain products with higher gross margins.

Operating expenses for the year ended December 31, 2023, increased by $281,851 or 12.34% to $2,565,950; up from $2,284,099 for the year ended December 31, 2022. The increase is largely attributed to payroll costs and an increase in professional fees.

Other expense for the year ended December 31, 2023, was $1,792,160, an increase of $1,245,396 from $546,764 for 2022. Other expense in 2023 consists of interest expense, amortization of debt discount, equity loss in investment, loss on deconsolidation, loss on an investment deposit, loss on extinguishment of debt, loss on conversion of stock, and gain on debt forgiveness. In 2022, other expense consisted of interest expense and amortization of debt discounts. The increase in 2023 was largely due to interest expense and additional debt discounts recorded related to the down round provisions of our convertible notes payable.

Net loss for the year ended December 31, 2023, was $3,433,804 compared to net loss of $2,042,795 for the year ended December 31, 2022.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2023, the Company’s majority shareholder loaned $403,600 to the Company and was repaid $58,000. We anticipate meeting our capital needs through the sale of our common stock and loans from our majority stockholder, if necessary.

At December 31, 2023, total assets decreased by $251,861 or 8.10% from $3,108,737 at December 31, 2022, primarily due to a decrease in inventory.

At December 31, 2023, total liabilities increased by 39.99% to $4,839,495 from $3,457,041 at December 31, 2022 due to an increase in accrued liabilities, accounts payable, accrued compensation paid to officers, note payable to shareholder, and an increase in our line of credit balances.

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Cash used in operating activities	(263,444)	(1,324,059)
Cash used in investing activities	(24,546)	-
Cash provided by financing activities	314,721	1,203,851

Cash Used in Operating Activities

During the year ended December 31, 2023, and December 31, 2022, cash used in operating activities of $263,444 and $1,324,059, respectively, primarily reflected our net income for the period, adjusted by non-cash charges such as depreciation, common stock issued for services, debt discounts and financing costs, loss on extinguishment of debt, loss on conversion of stock, as well as changes in accounts receivable, prepaids, deposits, accounts payable, and accrued expenses.

Cash Used by Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $24,546, which consisted of the purchase of office equipment, cash paid for an investment, and a note receivable. During the year ended December 31, 2022, no cash was used in investing activities.

Cash Provided by Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $314,721, which consisted of net borrowings from lines of credit, shareholder debt, notes payable, offset by repayments on our convertible notes. During the year ended December 31, 2022, cash provided by financing activities was $1,203,851, which primarily consisted of net borrowings from lines of credit, shareholder debt, and convertible notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, these disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our Officers are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2017”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2023, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties.

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2023.

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

On the same day, the Company appointed its Chief Operating Officer, Richard Landry, to serve as the Chief Financial Officer of the Company effective as of June 30, 2022. On August 12, 2023, Mr. Landry’s resigned his position as CFO. Mr. Landry’s resignation did not result from any disagreement with the Company.

On August 12, 2023, the Board appointed Michael Hastings as Chief Financial Officer. Mr. Hastings remains a member of the Board of Directors.

Effective October 6, 2023, Michael Pope was appointed as a director of the Company. On the same day, Dell Williamson’s position on the Board of Directors was changed to Board Observor.

The following table contains information concerning our directors and executive officers through the date of filing of this report.

Name	Age	Position

Robert I. Goldstein	75	President, Chief Executive Officer, and Chairman of the Board of Directors

Michael Pope	43	Member of the Board of Directors

Michael Hastings	81	Chief Financial Officer, and member of the Board of Directors

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

Michael Hastings– Chief Financial Officer and Member of the Board of Directors: Mr. Hastings has been a corporate finance officer for over thirty years in the medical device industry with C.R. Bard, Inc. (predecessor to Becton Dickinson), and in the industrial battery industry with EnerSys, Inc. (NYSE: ENS). Mr. Hastings retired from EnerSys in 2011 as its Vice President and Treasurer with company revenue of $2 billion and operations in all parts of the world. His responsibilities included global treasury operations including debt and capital transactions; corporate tax; hedging of currencies, interest rate exposures and the price of raw materials; credit management; pension plan investments; and investor relations. He participated fully in due diligence, valuation and negotiation of numerous acquisitions. Mr. Hastings was also a member of the Board of Directors and Chief Financial Officer of MegaGraphite, Inc. - a private graphite exploration company in Canada between 2011 and when it was sold in 2014. Mr. Hastings was a member of the Board of Directors of Organic Transit, Inc., a private solar electric vehicle company in the United States, from 2018 until the company was sold in 2020. Mr. Hastings has no prior business relationship with the Company.

Michael Pope – Member of the Board of Directors: Mr. Pope serves as the CEO and Chairman at Boxlight Corporation (Nasdaq:BOXL), a global provider of interactive technology solutions, where he has been an executive since July 2015 and director since September 2014. Mr. Pope has led Boxlight through eleven acquisitions from 2016 to 2022, a Nasdaq IPO in November 2017, and revenue growth to over $200 million. Mr. Pope previously served as Managing Director at Vert Capital, a private equity and advisory firm from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology, and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate, and education. He also held positions including senior SEC reporting at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq:ADBE) in 2009) and Assurance Associate at Grant Thornton. Mr. Pope holds an active CPA license and serves on the boards of various organizations including Boxlight (NASDAQ:BOXL), Novo Integrated Sciences (NASDAQ:NVOS) and Focus Universal (NASDAQ:FCUV). He earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Mr. Pope has no prior business relationship with the Company.

In particular,

●	With respect to Mr. Goldstein, the board considered his perspective and experience with our ongoing strategy and operations that he has obtained through his service to the Company and his ability to evaluate and assist with potential acquisitions and business opportunities.

●	With respect to Mr. Hastings, the board considered his extensive managerial and financial expertise, as well as his experience in the medical device industry and his previous experience serving on a board of directors.

●	With respect to Mr. Pope, the board considered his extensive managerial and financial expertise, as well as his experience in acquisitions and his previous experience serving on a board of directors.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2023.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein is compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these three individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Employment Agreements and Compensation

On November 4, 2014, we entered into a five-year Employment Agreement with our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein. The Agreement calls for a salary of $100,000 per year, with his compensation beginning in fiscal 2015 and payable in January 2016. Mr. Goldstein later agreed to temporarily reduce his compensation to $50,000 for 2015. Compensation for 2016 increased to $100,000 as authorized by the Board of Directors and has remained $100,000 through December 31, 2023.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2023, and 2022.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein President,	2023	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000
Chief Executive Officer, and Chairman of the Board of Directors (1)	2022	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000

Richard Landry,	2023	$75,000	$32,348	$-0-	$-0-	$-0-	$107,348
Chief Financial Officer (2)	2022	$120,000	$-0-	$-0-	$-0-	$-0-	$120,000

Michael Hastings,	2023	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chief Financial Officer (3)	2022	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Goldstein has accrued unpaid salary.

(2)	Mr. Landry has accrued unpaid salary up to the date of his resignation as CFO in August 2023.

(3)	Mr. Hastings has no accrued unpaid salary.

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2023.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Robert I. Goldstein	$0	$134,200	$0	$134,200
Michael Hastings	$0	$64,000	$0	$64,000
Dell Williamson	$0	$40,880	$0	$40,880
Michael Pope	$0	$0	$0	$0

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 44,391,778 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Robert I. Goldstein, President & CEO, Chairman	12,250,000	30.5%

Richard Landry, CFO*	773,123	1.9%

Michael Hastings, CFO and Board Member**	1,439,051	3.6%

Dell Williamson, Board Observer	460,000	1.2%

All Directors and Officers as a Group (5 persons)	14,922,174	37.2%

*	Mr. Landy resigned from his position as CFO as of August 12, 2023.
**	Mr. Hastings was appointed as CFO on August 12, 2023.

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

Meetings of the Board of Directors

Mr. Goldstein was elected director by the former sole stockholder of the Company in April 18, 2012.  On March 28, 2014, Dr. Gerald Entine was elected to serve on the Board of Directors. On May 22, 2018, Gerald Entine died, leaving a vacancy on the Board of Directors for the Company. In order to fill the vacancy resulting from Mr. Entine’s death, the Board of Directors consented in lieu of a meeting to nominate Dell Williamson for appointment to the Board of Directors following receipt and review from Mr. Williamson, his Confidential Bad Actor Disqualifying Event Statement confirming no “disqualifying event,” as defined under Rule 506(e) of Regulation D under the 1933 Securities Act and confirmation of receipt of the Company’s Insider Trading Policy and related memorandum regarding the same (as disclosed in prior filings). In addition, pursuant to Article IV of the Company’s Bylaws, as amended, the Board of Directors nominated Michael G. Hastings to serve as a director on the Board of Directors following receipt and review of the same disclosures and documents produced by Mr. Williamson, as identified herein. By signing the consent resolution, Mr. Williamson and Mr. Hastings accepted appointment as directors on the Board of Directors. On October 6, the Board of Directors nominated Michael Pope to serve as a director on the Board of Directors, following receipt and review of disclosure documents produced by Mr. Pope. The Board establishes policy and provides strategic direction, oversight, and control of the Company.  As of the date of this Form 10-K, the Board of Directors had no standing audit, compensation, nominating or other committees, although the Board intends to establish such committees in the future.

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

During the year ended December 31, 2023, the Company’s majority shareholder loaned the Company a net of $345,600. The amounts due to Mr. Goldstein are $1,220,279 and $874,679 as of December 31, 2023, and 2022, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $78,955 and $83,958 for the years ended December 31, 2023, and 2022, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2023, or 2022.

Tax Fees

The aggregate fees billed for professional services for tax compliance, tax advice, tax planning for the year December 31, 2023, and 2022 was $0 and 0, respectively.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2023, or 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and Subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Beneficial Conversion Features on Convertible Notes Payable

Description of Critical Audit Matter

As discussed in Note 7 to the consolidated financial statements, the Company records beneficial conversion features associated with their convertible debt, which include down-round provisions. The valuation of such embedded derivative features requires a high degree of subjectivity and judgement.

Auditing management's valuations of such beneficial conversion features and down-round triggering events is complex and highly judgmental due to the significant estimation required to determine the fair value of the beneficial conversion to significant assumptions, such as the Company’s exercise price on revalue dates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for beneficial conversion features associated with convertible debt included the following, among others:

●	Developed an independent expectation and performed independent assessment of balance.

●	We tested the completeness and accuracy of inputs entered into the Company’s calculations.

●	Confirmations to lenders of the convertible notes payable and related terms as of yearend.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

May 10, 2024

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
CURRENT ASSETS
Cash	$152,840	$126,109
Accounts receivable, net	342,172	329,858
Note receivable	21,149	-
Inventories	1,761,783	2,024,664
Prepaid expenses and other current assets	-	26,370
TOTAL CURRENT ASSETS	2,277,944	2,507,001

Property and equipment, net	4,217	6,501
Investments	4,539	10,059
Acquisition deposit	-	15,000
Goodwill	570,176	570,176
TOTAL ASSETS	$2,856,876	$3,108,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$207,929	$100,398
Accounts payable - related party	456,000	280,000
Accrued liabilities	1,020,743	688,422
Accrued compensation - officers	860,000	695,000
Customer deposit	6,771	88,694
Deferred revenue	51,578	-
Notes payable	104,308	9,574
Convertible notes payable, net of debt discount	600,614	412,953
Note payable to shareholder	1,220,279	874,679
Line of credit	311,273	307,321
TOTAL CURRENT LIABILITIES	4,839,495	3,457,041

TOTAL LIABILITIES	4,839,495	3,457,041

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 40,173,778 and 31,621,242 shares issued and outstanding	4,017	3,162
Common shares to be issued	126,000	39,000
Additional paid in capital	16,454,048	14,740,401
Accumulated deficit	(18,566,684)	(15,130,867)
TOTAL SHAREHOLDERS’ EQUITY	(1,982,619)	(348,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,856,876	$3,108,737

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Sales	$2,231,095	$2,091,366
Cost of sales	1,306,789	1,303,298
Gross profit	924,306	788,068

Operating expenses
Professional fees	376,056	326,118
Officer compensation	175,000	170,000
Payroll and related expense	637,172	957,954
Selling, general and administrative expenses	1,377,722	830,027
Total operating expenses	2,565,950	2,284,099

Loss from operations	(1,641,644)	(1,496,031)

Other income (expense)
Interest expense	(307,136)	(63,912)
Loss on deconsolidation	(2,539)	-
Amortization of debt discount	(1,347,070)	(482,852)
Loss on investment deposit	(15,000)	-
Loss on extinguishment of debt	(79,646)	-
Loss on conversion of stock	(32,710)	-
Equity loss in investment	(8,059)	-
Total other income (expense)	(1,792,160)	(546,764)

Loss before provision for income taxes	(3,433,804)	(2,042,795)

Provision for income taxes	-	-

Net loss	$(3,433,804)	$(2,042,795)

Deemed dividend for down-round provision in warrants	(2,013)	(17,924)

Net loss attributed to common stockholders	$(3,435,817)	$(2,060,719)

Weighted average shares outstanding - basic and diluted	36,060,208	29,504,433
Loss per share – basic and diluted	$(0.10)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2021	28,353,215	$2,835	$-	$13,508,582	$(13,070,148)	$441,269
Issuance of common stock for services	1,043,027	105	-	197,865	-	197,970
Issuance of common stock for loan incentive	625,000	62	-	99,957	-	100,019
Issuance of common stock for debt and interest	1,600,000	160	-	259,840	-	260,000
Common shares to be issued for services	-	-	39,000	-	-	39,000
Debt discount on issuance of convertible debt	-	-	-	656,233	-	656,233
Deemed dividend for down-round provision in warrants	-	-	-	17,924	(17,924)	-
Net loss	-	-	-	-	(2,042,795)	(2,042,795)
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	4,920,300	492	-	453,673	-	454,165
Issuance of common stock for debt and interest	2,083,000	208	-	350,683	-	350,891
Deemed dividend for down-round provision in warrants	-	-	-	2,013	(2,013)	-
Common shares to be issued for services	260,000	26	87,000	(87,026)	-	-
Additional BCF discount for down-round provision on notes	-	-	-	912,248	-	912,248
Cashless exercise of warrants	1,289,236	129	-	(129)	-
Investment in Averox	-	-	-	2,539	-	2,539
Debt discount on issuance of warrant	-	-	-	79,646	-	79,646
Net loss	-	-	-	-	(3,433,804)	(3,433,804)
Balance, December 31, 2023	40,173,778	$4,017	$126,000	$16,454,048	$(18,566,684)	$(1,982,619)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

OPERATING ACTIVITIES
Net loss	$(3,433,804)	$(2,042,795)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,141	3,218
Bad debt expense	6,590	-
IRS Penalties	117,154	-
Issuance of common stock for services	454,165	267,246
Amortization of debt discounts	1,347,070	482,852
Finance costs	197,643	8,750
Loss on deconsolidation	2,539	-
Loss on investment deposit	15,000	-
Loss on extinguishment of debt	79,646	-
Loss on conversion of stock	32,710	-
Equity loss in investment	8,059	-
Changes in operating assets and liabilities:
Accounts receivable	(18,904)	(166,281)
Inventories	262,881	(232,352)
Prepaid expenses and other current assets	26,370	(12,620)
Accounts payable	107,531	8,539
Accounts payable - related parties	176,000	151,500
Accrued liabilities	218,110	115,532
Accrued compensation - officers	165,000	105,000
Deferred revenue	51,578	-
Customer deposits	(81,923)	(12,648)
Net cash used in operating activities	(263,444)	(1,324,059)

INVESTING ACTIVITIES
Purchase of property and equipment	(858)	-
Note receivable	(21,149)	-
Cash paid for investment	(2,539)	-
Net cash used in investing activities	(24,546)	-

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	3,952	26,149
Proceeds from notes payable	122,501	-
Repayments on notes payable	(27,767)	(37,217)
Proceeds from convertible notes payable	-	916,500
Repayments on convertible notes payable	(129,565)	-
Proceeds from note payable to shareholder	432,200	304,633
Repayments for note payable to shareholder	(86,600)	(6,214)
Net cash provided by (used in) financing activities	314,721	1,203,851

NET INCREASE (DECREASE) IN CASH	26,731	(120,208)

CASH
Beginning of period	126,109	246,317
End of period	$152,840	$126,109

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$20,435	$11,973
Non-Cash investing and financing activities
Beneficial conversion feature on down-round provision	$912,248	$239,044
Common shares issued for future services	$126,000	$39,000
Deemed dividend on down round provision	$2,013	$17,924
Common stock issued for conversion of convertible debt and accrued interest	$351,890	$260,000
Original issue debt discount	$-	$751,026

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $3,433,804 for the year ended December 31, 2023, and had an accumulated deficit of $18,566,684 as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Optron, and its wholly-owned subsidiary, Overhoff Technology Corporation (“Overhoff”), and its wholly-owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of December 31, 2023 and 2022 were $6,590 and $-, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2023 and 2022, the Company recorded $37,351 and $0, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2023 and 2022, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2023 and 2022, the Company performed the required impairment analysis which resulted in no impairment adjustments. Although the Company experienced a significant decline in revenue due to the effects of COVID-19, management expects that it is more likely than not that its revenue and cost of goods sold will be more in-line with pre-COVID-19 levels in upcoming periods. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and cost of materials continue to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the years ended December 31, 2023, and 2022, there were no derivative liabilities associated with our convertible notes payable.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

We apply fair value accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides the framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would have been received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Sales returns and allowances were $0 and $0 for the years ended December 31, 2023, and 2022, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2023, and 2022 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2023, and 2022 there were 1,000,000 and 2,500,000 warrants outstanding, respectively, to purchase shares of common stock. Basic and diluted earnings per share are the same during the years ended December 31, 2023, and 2022 due to the net loss incurred. As of December 31, 2023, the number of potentially dilutive shares issuable on our convertible notes and accrued interest was 5,940,258.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-09 will have on the Company’s consolidated financial statement disclosures.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-07 will have on the Company’s consolidated financial statement disclosures.

Note 3 – Inventories

Inventory at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Raw materials	$983,996	$1,244,880
Work in Progress	283,568	409,637
Finished goods	494,219	370,127
Total inventories	$1,761,783	$2,024,664

At December 31, 2023 and 2022 the inventory reserve was $0.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2023 and 2022:

	2023	2022
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	39,482
	475,881	475,024
Less accumulated depreciation	(471,664)	(468,523)
Property and equipment, net	$4,217	$6,501

Depreciation expense for the years ended December 31, 2023, and 2022 was $3,141 and $3,218, respectively. At December 31, 2023 and 2022, the Company had $440,628 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2023 and 2022 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2023 and 2022 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.2% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting in accordance with ASC 323.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Information regarding Grapheton as of and for the year ended December 31, 2023, is below:

Current assets	$7,940
Total assets	13,315
Current liabilities	1,213,333
Total liabilities	1,213,333
Total stockholders’ equity	(1,200,018)

Revenue	$-
Operating expenses	(662,005)
Other expenses	(106,357)
Net loss	(768,362)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the year ended December 31, 2023. The carrying value of this investment on December 31, 2023 was $0.

Note 6 – Deconsolidation of Subsidiary

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

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2023 and 2022, the amount outstanding under this note payable was $5,272 and $5,272, respectively.   The Company was in default on payment of the note payable as of December 31, 2023. The Company has communicated with the debt holder, and the amount is considered payable on demand as of December 31, 2023.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of December 31, 2023, the balance owed by the Company was $1,500.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 11, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. At December 31, 2023, and 2022, and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in additional debt discount recorded of $448,089 and $183,422, respectively. The principal balance owed as of December 31, 2023, and 2022, was $408,007 and $519,853, respectively.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $200,488. At December 31, 2023, and 2022, and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $464,159 and $30,304, respectively. The principal balance owed as of December 31, 2023, and 2022 was $239,685 and $375,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

The total amortization of debt discounts recorded on the Company’s convertible notes for the twelve months ended December 31, 2023, was $1,347,070.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of December 31, 2023, the balance on the note was $96,536.

During the twelve months ended December 31, 2023, the Company received $2,500 from Cali From Above, a related party. The note is payable on demand and non-interest bearing.

Future maturities of all notes payable as of December 31, 2023, are as follows:

Years Ending December 31,
2023	570,176
2024	-
2025	-
2026	-
2027	-
2028	-
Thereafter	-
$570,176

Note 8 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing demand notes payable. During the year ended December 31, 2023, the Company’s majority shareholder loaned $432,200 to the Company and was repaid $86,600.  The amounts due to Mr. Goldstein are $1,220,279 and $874,679 as of December 31, 2023, and 2022, respectively.

Note 9 – Lines of Credit

As of December 31, 2023, the Company had three lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2023, and 2022, the amounts outstanding under these lines of credit were $311,273 and $307,321, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expired on April 30, 2020 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2024 is $168,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

The lease expense for the years ended December 31, 2023, and 2022 was $168,000 and $168,000, respectively. The cash paid under operating leases during the years ended December 31, 2023, and 2022 was $0 and $16,500, respectively. As of December 31, 2023, $456,000 has been accrued and is shown on the balance sheet as accounts payable-related party. As of December 31, 2023, the weighted average remaining lease terms were 0.3 years and the weighted average discount rate was 8%.

Note 11 – Shareholders’ Equity

Common stock

During the twelve months ended December 31, 2023, the Company issued:

●	2,600,000 shares of common stock to its Directors and President, valued at $239,080; and

●	2,083,000 shares of common stock valued at $350,891 in satisfaction of convertible debt and interest; and

●	2,580,300 shares of common stock to consultants for services rendered valued at $215,085. The fair value was determined based on the Company’s stock price on the grant date; and

●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants, respectively.

During the year ended December 31, 2022, the Company issued:

●	625,000 shares of common stock valued at $100,019 in relation to the debt that was obtained;

●	1,600,000 shares of common stock valued at $260,000 in satisfaction of convertible debt and interest;

●	1,043,027 shares of common stock to consultants for services rendered valued at $236,970; of which $39,000 is recorded as shares to be issued. Pursuant to ASC 718 the company has allocated a portion of stock-based compensation to prepaid expenses until the services are provided to the Company. The amount allocated to prepaid expense at December 31, 2022 was $9,750. The fair value was determined based on the Company’s stock price on the grant date.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Warrants

The following table summarizes the activity related to warrants:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	333,333	$0.36	0.90	$-
Granted	2,500,000	$0.14	3.00	$-
Forfeited	(333,333)	$-	-	$-
Exercised	-
Outstanding, December 31, 2022	2,500,000	$0.11	2.32	$-
Granted	1,000,000	$0.05	5.00	$-
Forfeited	-
Exercised	(2,500,000)
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Exercisable, December 31, 2023	1,000,000	$0.05	4.86	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the twelve months ended December 31, 2023, the Company issued shares of common stock for $0.052 therefore, the exercise price of these warrants was adjusted from $0.75 to $0.052 pursuant to the down-round provision in the warrant agreement.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $2,013. This amount is recorded as a deemed dividend in the accompanying consolidated financial statements during the year ended December 31, 2023.

Note 12 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s recent acquisition of the assets of Electronic Control Concepts are included with Overhoff in the table below. The assets and operations of the Company’s subsidiary, Cali From Above are included with Optron in the table below up to the date of deconsolidation on March 3, 2023. (See Note 6)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

The following tables summarize the Company’s segment information for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022
Sales
Optron	$277,511	$220,368
Overhoff	1,953,584	1,870,998
Corporate	-	-
	$2,231,095	$2,091,366

Gross profit
Optron	$152,772	$(547,531)
Overhoff	771,534	1,335,599
Corporate	-	-
	$924,306	$788,068

Income (loss) from operations
Optron	$(985,804)	$(1,484,631)
Overhoff	12,567	486,382
Corporate	(668,407)	(497,782)
	$(1,641,644)	$(1,496,031)
Interest Expenses
Optron	$14,346	$21,725
Overhoff	19,391	6,545
Corporate	273,399	35,643
	$307,136	$63,912

Net income (loss)
Optron	$(1,007,689)	$(1,506,357)
Overhoff	(1,824)	479,837
Corporate	(2,434,291)	(1,016,275)
	$(3,433,804)	$(2,042,795)

	As of December 31,
	2023	2022
Total Assets
Optron	$830,844	$1,021,817
Overhoff	2,007,107	2,037,988
Corporate	18,925	48,932
	$2,856,876	$3,108,737

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the years ended December 31, 2023, and 2022 is as follows:

	2023	2022
Geographical sales
North America	$1,976,172	$1,535,671
Asia	172,308	523,434
South America	12,356	5,475
Other	70,259	26,786
	$2,231,095	$2,091,366

Note 14 – Income Taxes

At December 31, 2023 and 2022, the significant components of the deferred tax assets are summarized below:

	2023	2022

Approximate net operating loss carry forwards	$15,927,000	$12,649,000

Deferred tax assets:
Federal net operating loss	$3,344,643	$2,031,310
State net operating loss	1,086,735	846,270
Tax credit	49,740	49,740
Goodwill	(148,373)	(148,373)
Total deferred tax assets	4,332,745	2,778,947
Less valuation allowance	(4,332,745)	(2,778,947)
	$-	$-

The valuation allowance increased by $1,553,998 and $552,000 in 2023 and 2022, respectively, due to the Company generating additional net operating losses. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $15,927,000 begins to expire in 2027.

Income tax expense reflected in the consolidated statements of income consist of the following for 2023 and 2022:

	2023	2022
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2023, and 2022 is as follows:

	2023	2022

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-27.5%	-27.5%
Permanent differences	-1.0%	-0.0%
Amortization of goodwill	0.0%	0.3%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. As of December 31, 2023, and 2022 penalties and interest accrued on unpaid payroll taxes were $117,154 and $0, respectively.

Note 15 – Related Party Transactions

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expenses for the year ended December 31, 2023, and 2022 were $176,000 and $168,000, respectively. As of December 31, 2023, and 2022, the payable to Gold Team Inc. in connection with the above leases was $456,000 and $280,000, respectively. (See Note 10).

As of December 31, 2023, and 2022, the Company had accrued compensation payable to its majority shareholder of $860,000 and $695,000, respectively.

During the year ended, December 31, 2023, the company issued 530,300 shares of common stock to Richard Landry for a value of $32,348 or $.061 per share, the fair value on date of grant.

Also see Note 8.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Note 16 – Concentrations

For the year ended December 31, 2023, three customers accounted for more than 10% of the Company sales, 28.38%, 11.36%. and 11.07%, respectively. At December 31, 2023 two customers accounted for more than 10% of the accounts receivable balance, 70.1% and 12.2%, respectively.

For the year ended December 31, 2022, two customers accounted for more than 10% of the Company sales, 42.3% and 13.61%, respectively. At December 31, 2022 two customers accounted for more than 10% of the accounts receivable balance, 55.9% and 28.4%, respectively.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2023, and 2022.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On December 27, 2023, the Company authorized the issuance of 1,800,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $108,000 or $0.06 per share. As of December 31, 2023, the shares had not yet been issued and is recorded on the statement of equity as common shares to be issued. The shares were issued on January 2, 2024.

On February 13, 2024, the Company issued 500,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $30,000 or $0.06 per share.

On February 14, 2024, the Company issued 300,000 shares to a consultant for a value of $14,100.

On March 6, 2024, the Company issued 334,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $20,040 or $0.06 per share.

On March 15, 2024, the Company issued 50,000 shares to a consultant for a value of $2,000.

On March 15, 2024, the Company issued 900,000 shares to a consultant for a value of $36,000.

On March 19, 2024, the Company issued 334,000 shares in satisfaction of principle, accrued interest, and fees on convertible debt. The value of the shares issued was $20,040 or $0.06 per share.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
4.2	Description of Securities	X
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
23.2	Consent of Independent Auditor		S-1/A		23.2	7/20/2022
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2024	US Nuclear Corp

	By:	/s/ Michael Hastings
Chief Financial Officer