Form 10-Q
period 2024-03-31
US NUCLEAR CORP.
filed 2024-08-01
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	UCLE	OTC:Expert

The number of shares of the Registrant’s common stock outstanding as of June 30, 2024, was 47,425,778.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$132,191	$152,840
Accounts receivable, net	389,079	342,172
Note receivable	25,099	21,149
Inventories	1,783,972	1,761,783
Prepaid expenses and other current assets	-	-
TOTAL CURRENT ASSETS	2,330,341	2,277,944

Property and equipment, net	3,429	4,217
Investments	4,539	4,539
Acquisition deposit	-	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,908,485	$2,856,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$210,082	$207,929
Accounts payable - related party	504,000	456,000
Accrued liabilities	1,034,505	1,020,743
Accrued compensation - officers	885,000	860,000
Customer deposit	6,000	6,771
Deferred revenue	38,237	51,578
Notes payable	65,803	104,308
Convertible debt, net of debt discount	594,015	600,614
Note payable to shareholder	1,332,155	1,220,279
Line of credit	309,773	311,273
TOTAL CURRENT LIABILITIES	4,979,570	4,839,495

TOTAL LIABILITIES	4,979,570	4,839,495

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 44,391,778 and 40,173,778 shares issued and outstanding	4,439	4,017
Common shares to be issued	-	126,000
Additional paid in capital	15,948,407	16,454,048
Accumulated deficit	(18,023,931)	(18,566,684)
TOTAL SHAREHOLDERS’ EQUITY	(2,071,085)	(1,982,619)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,908,485	$2,856,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Sales	$627,750	$647,706
Cost of sales	273,981	212,117
Gross profit	353,769	435,589

Operating expenses
Selling, general and administrative expenses	498,198	735,825
Total operating expenses	498,198	735,825

Loss from operations	(144,429)	(300,236)

Other income (expense)
Interest expense	(37,202)	(22,140)
Equity loss in investment	-	(8,059)
Loss on deconsolidation	-	(2,539)
Amortization of debt discount	-	(331,559)
Other income	19,653	-
Total other income (expense)	(17,549)	(364,298)

Loss before provision for income taxes	(161,978)	(664,534)

Provision for income taxes	-	-

Net loss	$(161,978)	$(664,534)

Deemed dividend for down-round provision in warrants	-	(2,013)

Net loss attributed to common stockholders	$(161,978)	$(666,547)

Weighted average shares outstanding - basic and diluted	42,526,088	32,634,839

Loss per shares - basic and diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	$16,454,048	$(18,566,684)	$(1,982,619)

Issuance of common stock for services	1,250,000	125	-	50,385	-	50,510
Issuance of common stock for debt and interest	1,168,000	117	-	69,963	-	70,080
Deemed dividend for down-round provision in warrants	-	-	-	-	-	-
Common shares to be issued for services	1,800,000	180	(126,000)	125,820	-	-
Additional BCF discount for down-round provision on notes	-	-	-	146,799	-	146,799
Adoption of ASC 2020-06	-	-	-	(751,809)	704,731	(47,078)
Net loss	-	-	-	-	(161,978)	(161,978)

Balance, March 31, 2024	44,391,778	$4,439	$-	$15,948,407	$(18,023,931)	$(2,071,085)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	1,875,000	188	-	224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80	-	119,920	-	120,000
Deemed dividend for down-round provision in warrants	-	-	-	2,013	(2,013)	-
Common shares to be issued for services	260,000	26	(39,000)	38,974	-	-
Additional BCF discount for down-round provision on notes	-	-	-	122,531	-	122,531
Investment in Averox	-	-	-	2,539	-	2,539
Net loss	-	-	-	-	(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	$15,250,540	$(15,797,414)	$(543,418)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March
	2024	2023

OPERATING ACTIVITIES
Net loss	$(161,978)	$(664,534)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788	1,287
Issuance of common stock for services	50,510	234,100
Debt discount amortization	-	331,559
Financing costs	-	3,500
Loss on deconsolidation	-	2,539
Loss on equity investment	-	8,059

Changes in operating assets and liabilities:
Accounts receivable	(46,907)	145,480
Inventories	(22,189)	(131,758)
Prepaid	-	16,620
Accounts payable	2,153	(39,085)
Accounts payable - related parties	48,000	42,000
Accrued liabilities	30,165	66,285
Accrued compensation - officers	25,000	45,000
Deferred revenue	(13,341)	-
Customer deposits	(771)	5,000
Net cash used in operating activities	(88,570)	66,052

INVESTING ACTIVITIES
Cash paid upon deconsolidation	-	(2,539)
Note receivable	(3,950)	(14,000)
Net cash used in investing activities	(3,950)	(16,539)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	(1,500)	616
Proceeds from issuance of note payable shareholder	181,400	42,300
Repayments of note payable shareholder	(69,524)	-
Repayments of notes payable	(38,505)	(4,302)
Net cash provided by financing activities	71,871	38,614

NET INCREASE (DECREASE) IN CASH	(20,649)	88,127

CASH
Beginning of period	$152,840	$126,109
End of period	$132,191	$214,236

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$9,662	$27

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$70,080	$116,500
Deemed dividend on down-round provision on warrants	$-	$2,013
Additional BCF on down-round provision on convertible notes payable	$-	$122,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2024

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2023, and notes thereto included in the Company’s annual report on Form 10-K filed on May 10, 2024. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $161,978 for the three months ended March 31, 2024, and had an accumulated deficit of $18,023,931, which raises substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2024, and December 31, 2023.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyses historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of March 31, 2024, and December 31, 2023, were $6,590 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2024, and December 31, 2023, there was $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2024 and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of December 31, 2023, the Company performed the required impairment analysis which resulted in no impairment adjustments. Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2024, and December 31, 2023, there are no derivative liabilities associated with our convertible notes payable.

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

Sales returns and allowances was $0 for the three months ended March 31, 2024, and 2023. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2024, and 2023 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2024, and December 31, 2023, there were 1,000,000 and 1,000,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt and warrants at March 31, 2024 is 5,367,514. Basic and diluted earnings per share are the same during the three months ended March 31, 2024, and 2023 due to the net loss incurred.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance (ASC 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. We adopted this guidance on January 1, 2024, using the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731.

Note 3 – Inventories

Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$951,261	$983,996
Work in Progress	407,564	283,568
Finished goods	425,147	494,219
Total inventories	$1,783,972	$1,761,783

At March 31, 2024 and December 31, 2023, the inventory reserve was $37,351.

Note 4 – Property and Equipment

The following are the details of the property and equipment at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	40,339
	475,881	475,881
Less accumulated depreciation	(470,598)	(471,664)
Property and equipment, net	$3,429	$4,217

Depreciation expense for the three months ended March 31, 2024, and 2023 was $788 and $1,287 respectively. At March 31, 2024, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.2% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting is accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the three months ended March 31, 2023.

Information regarding Grapheton as of and for the three months ended March 31, 2024, is below:

Current assets	$8,176
Total assets	13,550
Current liabilities	1,213,333
Total liabilities	1,213,333
Total stockholders’ deficiency	$(1,199,783)

Revenue	$-
Operating expenses	9,765
Other expenses	-
Net loss	$9,765

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

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2024 and December 31, 2023, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the three months ended March 31, 2024.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of March 31, 2024, the balance owed by the Company was $1,500.

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed at Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. At March 31, 2024 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature which resulted in an additional debt discount recorded of $122,402. The total remaining unamortized debt discount on this note at March 31, 2024 is $52,957.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $200,488. At March 31, 2024 and pursuant to the down-round provision of the note and associated warrants, the Company reevaluated the beneficial conversion feature recorded which resulted in additional debt discount recorded of $24,397. The total remaining unamortized debt discount on this note at March 31, 2024 is $16,743.

The total debt discount amortization recorded on the Company’s notes for the three months ended March 31, 2024, was $77,099.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of March 31, 2024, the balance on the note was $59,031.

Convertible Notes

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

The following table summarizes certain details related to our outstanding convertible notes:

Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
May 5, 2024	$408,007	$60,052	5%	16%	5.116%
May 5, 2024	$186,008	$1,060	5%	16%	5.116%

Future maturities of all notes payable, net of any debt discounts as of March 31, 2024, are as follows:

Years ended December 31,	March 31, 2024	December 31, 2023
2024	$659,818	$570,176
2025	-
2026	-
2027	-
2028	-
Thereafter	-
	$659,818	$570,176

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the three months ended March 31, 2024, the Company’s majority shareholder loaned an additional $42,300 to the Company. The amounts due to Mr. Goldstein are $1,332,155 and $1,220,279 as of March 31, 2024, and December 31, 2023, respectively.

Note 8 – Line of Credit

As of March 31, 2024, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of March 31, 2024, and December 31, 2023, the amounts outstanding under these lines of credit were $309,773 and $311,273, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire annually on April 30 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2024, is $192,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the three months ended March 31, 2024, and 2023 was $48,000 and $42,000, respectively. The cash paid under operating leases during the three months ended March 31, 2024, and 2023 was $0 and $0, respectively. At March 31, 2024, the weighted average remaining lease terms were 0.1 years and the weighted average discount rate was 8%.

Note 10 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the three months ended March 31, 2024, the Company issued:

●	1,168,000 shares of common stock valued at $70,080 in satisfaction of convertible debt and interest;

●	1,250,000 shares of common stock to consultants for services rendered valued at $50,510. The fair value was determined based on the Company’s stock price on the grant date; and

During the three months ended March 31, 2023, the Company issued:

●	1,500,000 shares of common stock to its Directors and President, valued at $175,500;

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest;

●	375,000 shares of common stock to consultants for services rendered valued at $48,850. The fair value was determined based on the Company’s stock price on the grant date.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Granted	-	-	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2024	1,000,000	$0.04	4.60	$-
Exercisable, March 31, 2024	1,000,000	$0.04	4.60	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the three months ended March 31, 2024, the Company issued shares of common stock for $0.04 therefore, the exercise price of these warrants was adjusted from $0.052 to $0.04.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price as of March 31, 2024, and December 31, 2023, was calculated to be $0 and $2,013, respectively, and is recorded as a deemed dividend in the accompanying consolidated financial statements.

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2024:

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,000,000	$0.04

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2024, and 2023:

	March 31,
	2024	2023

Sales
Optron	$57,738	$243,333
Overhoff	570,012	404,373
Corporate	-	-
	$627,750	$647,706

Gross profit
Optron	$14,111	$158,520
Overhoff	339,658	277,069
Corporate	-	-
	$353,769	$435,589

(Loss)/gain from operations
Optron	$(230,120)	$(53,973)
Overhoff	161,201	36,987
Corporate	(75,510)	(283,250)
	$(144,429)	$(300,236)

Interest Expenses
Optron	$770	$5,272
Overhoff	6,057	3,656
Corporate	30,375	13,212
	$37,202	$22,140

Net income/(loss)
Optron	$(230,889)	$(66,785)
Overhoff	174,797	38,331
Corporate	(105,886)	(636,080)
	$(161,978)	$(664,534)

	As of March 31, 2024	As of December 31, 2023
Total Assets
Optron	$869,533	$830,844
Overhoff	2,023,432	2,007,107
Corporate	15,520	18,925
	$2,908,485	$2,856,876

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three months ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Geographical sales
North America	$489,254	$635,612
Asia	97,044	7,915
Other	41,452	4,179
	$627,750	$647,706

Note 14 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2024, and 2023 was $48,000 and $42,000, respectively. As of March 31, 2024, and December 31, 2023, amounts payable to Gold Team Inc. in connection with the above leases amount to $504,000 and $322,000, respectively (See Note 9).

In addition, as of March 31, 2024, and December 31, 2023, the Company had accrued compensation payable to its majority shareholder of $885,000 and $860,000, respectively.

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

Note 16 – Concentrations

Two customers accounted for 20% and 29% of the Company’s sales for the three months ended March 31, 2024, and two customers accounted for 44% and 24% of the Company’s sales for the three months ended March 31, 2023.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2024, and 2023.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On April 17, 2024, the Company executed a second amendment with the Holder of two convertible promissory notes first entered into on May 5, 2022, and October 10, 2022. The amendment extends the maturity date of the Notes to December 31, 2024. As consideration for extension of the maturity date, the principal balance of the first Note was increased by $50,000 and the second Note was increased by $20,000.

On May 9, 2024, the Company issued 334,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On May 13, 2024, the Company issued 200,000 shares of common stock to a consultant for services.

On May 13, 2024, the Company issued 200,000 shares of common stock to a consultant for services.

On May 17, 2024, the Company issued 1,000,000 shares of common stock to its CFO as compensation for services.

On June 4, 2024, the Company issued 1,000,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On June 13, 2024, the Company issued 300,000 shares of common stock to a consultant for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on Form 10-K on May 10, 2024, should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Since our acquisition of Overhoff Technology in 2006, we have had discussions with other companies in our industry for an acquisition. While we targeted Overhoff due to its unique position in the tritium market, we had not commenced an acquisition since our Overhoff Technology acquisition; we believe in part the reason was due to lack of additional capital, our status as a privately held entity at the time, and focus on developing our own products. We will seek out companies whom our management believes will provide value to our customers and will complement our business. We will focus on diversifying our product line into a larger range so that our customers and vendors may have a more expansive experience in type, choice, options, price and selection. We also believe that with a more diverse product line we will become more competitive as our industry is intensely competitive.

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the three months ending March 31, 2024, we derived 61.8% of our total revenues from sales made by Overhoff to three customers. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy, and experiencing increases in business from our Technical Associates division.

Our international revenues were 22.06% of our total revenue during the three months ended March 31, 2024. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week on affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc., which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $7,000 and $9,000, respectively, for each facility per month.

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

Results of Operations

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%

Sales	$627,750	$647,706	$(19,956)	-3.08%
Cost of goods sold	273,981	212,117	61,864	29.16%
Gross profit	353,769	435,589	(81,820)	-18.78%
Selling, general and administrative expenses	498,198	735,825	(237,627)	-32.29%
Loss from operations	(144,429)	(300,236)	155,807	-51.89%
Other income (expense)	(17,549)	(364,298)	346,748	-95.18%
Loss before provision for income taxes	(161,978)	(664,534)	502,556	-75.63%
Provision for income taxes	-	-	-
Net loss	$(161,978)	$(664,534)	$502,556	-75.63%

Sales for the three months ended March 31, 2024, were $627,750 compared to $647,706 for the same period in 2023. The decrease of $19,956 or 3.08% is a result of a decrease in sales from our Optron subsidiary of $185,595 and an increase in sales from our Overhoff subsidiary of $165,639. The overall decrease in sales is principally due to the mix of products and services sold during the period. The sales breakdown for the three months ended March 31, 2024, is as follows:

North America 77.94%

Asia (Including Japan) 15.46%

Other 6.60%

Our gross margins for the three months ended March 31, 2024, were 56.36% as compared to 67.25% for the same period in 2023. Gross margins decreased by 10.9% for the three months ended March 31, 2024, due to fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expenses for the three months ended March 31, 2024, were $498,198 compared to $735,825 for the same period in 2023. The decrease of $237,627 or 32.29% was principally due to decreases in professional fees, payroll and employee benefits, advertising and marketing expenses, and stock-based compensation. The overall decrease in these operating expenses is a result of management’s continued efforts in closely monitoring overhead and expenses and negotiating better pricing with its vendors and consultants. During the three months ended March 31, 2024, stock-based compensation was $50,510 compared to $234,100 during the same period in 2023. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended March 31, 2024, was $17,549, a decrease of $346,748 from other expense of $364,298 for the same period in 2023. The decrease was primarily due to a decrease in the amortization of debt discounts associated with convertible debentures of $331,559.

Net loss for the three months ended March 31, 2024, was $161,978 compared to $664,534 for the same period in 2023. The change was principally attributed to the factors described above.

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

At March 31, 2024, total assets increased to $2,908,485 from $2,856,876 at December 31, 2023. The increase primarily reflects increases in inventory and accounts receivable, offset by a decrease in cash.

At March 31, 2024, total liabilities increased to $4,979,570 from $4,839,495 at December 31, 2023. The increase is the net of increases in accounts payable, accrued liabilities, and shareholder loans, offset by decreases in lines of credit, customer deposits, deferred revenue, notes payable, and amortization of debt discounts.

Net cash provided by/(used in) operating activities for the three months ended March 31, 2024 was $(88,570) compared to 66,052 for the same period in 2023. The change in cash from operations was principally due to changes in working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2024, was $3,950 compared to $16,539 for the same period in 2023. The decrease in cash used in investing activities was primarily due to the decrease of a note receivable by $10,050 and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the prior period.

Net cash provided by financing activities for the three months ended March 31, 2024, was $71,871 compared to $38,614 for the same period in 2023. The change in cash from financing activities was primarily due to a decrease in lines of credit and notes payable offset by increases in proceeds from shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2024.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on May 10, 2024, for Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2023, the Company issued 100,000 shares of common stock in connection with a consulting services agreement.

On January 19, 2023, the Company issued 400,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On January 23, 2023, the Company issued 50,000 shares of common stock in connection with investor relations services provided by a consultant.

On January 23, 2023, the Company issued 210,000 shares of common stock in connection with investor relations services provided by a consultant.

On February 23, 2023, the Company issued 400,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On February 24, 2023, the Company issued 200,000 shares of common stock in connection with a consulting services agreement

On March 14, 2023, the Company issued an aggregate of 1,500,000 shares to two Directors and its Chief Executive Officer as compensation for services provided to the Company.

On March 14, 2023, the Company issued 75,000 shares of common stock in connection with a consulting services agreement

On January 2, 2024, the Company issued 1,800,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On February 7, 2024, the Company issued 300,000 shares of common stock in connection with a consulting services agreement.

On February 13, 2024, the Company issued 500,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On March 6, 2024, the Company issued 334,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On March 11, 2024, the Company issued an aggregate of 950,000 shares of common stock in connection with consulting services agreements.

On March 16, 2024, the Company issued 334,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Michael Hastings
Chief Financial Officer and Director

Date: July 31, 2024