Form 10-Q
period 2024-06-30
US NUCLEAR CORP.
filed 2024-10-04
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of October 1, 2024, was 48,425,778.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$137,849	$152,840
Accounts receivable, net	279,928	342,172
Note receivable	29,230	21,149
Inventories	1,809,267	1,761,783
Prepaid expenses and other current assets	10,000	-
TOTAL CURRENT ASSETS	2,266,274	2,277,944

Property and equipment, net	3,429	4,217
Investments	4,539	4,539
Acquisition deposit	-	-
Goodwill	570,176	570,176
TOTAL ASSETS	$2,844,418	$2,856,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$215,668	$207,929
Accounts payable - related party	552,000	456,000
Accrued liabilities	913,732	1,020,743
Accrued compensation - officers	910,000	860,000
Customer deposit	73,691	6,771
Deferred revenue	-	51,578
Notes payable	27,600	104,308
Convertible debt, net of debt discount	664,015	600,614
Note payable to shareholder	1,483,812	1,220,279
Line of credit	316,570	311,273
TOTAL CURRENT LIABILITIES	5,157,088	4,839,495

COMMITMENTS & CONTINGENCIES	-	-

TOTAL LIABILITIES	5,157,088	4,839,495

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 47,425,778 and 40,173,778 shares issued and outstanding	4,742	4,017
Common shares to be issued	-	126,000
Additional paid in capital	16,161,945	16,454,048
Accumulated deficit	(18,479,357)	(18,566,684)
TOTAL SHAREHOLDERS’ EQUITY	(2,312,670)	(1,982,619)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,844,418	$2,856,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales	$502,568	$346,801	$1,130,318	$994,507
Cost of sales	244,127	312,148	518,108	524,265
Gross profit	258,441	34,653	612,210	470,242

Operating expenses
Selling, general and administrative expenses	621,641	600,419	1,119,839	1,136,244
Total operating expenses	621,641	600,419	1,119,839	1,136,244

Loss from operations	(363,200)	(565,766)	(507,629)	(866,002)

Other income (expense)
Interest expense	(92,149)	(20,700)	(129,352)	(42,840)
Equity loss in investment	-	-	-	(8,059)
Loss on deconsolidation	-	-	-	(2,539)
Amortization of debt discount	-	(285,052)	-	(616,611)
Other income	(77)	-	19,577	-
Total other income (expense)	(92,226)	(305,752)	(109,775)	(670,050)

Loss before provision for income taxes	(455,426)	(871,518)	(617,404)	(1,536,052)

Provision for income taxes	-	-	-	-

Net loss	$(455,426)	$(871,518)	$(617,404)	$(1,536,052)

Deemed dividend for down-round provision in warrants	-		-	(2,013)

Net loss attributed to common stockholders	$(455,426)	$(871,518)	$(617,404)	$(1,538,065)

Weighted average shares outstanding - basic and diluted	45,498,061	35,669,202	44,012,115	34,160,420

Loss per shares - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	$16,454,048	$(18,566,684)	$(1,982,619)

Issuance of common stock for services	1,250,000	125	-	50,385	-	50,510
Issuance of common stock for debt and interest	1,168,000	117	-	69,963	-	70,080
Deemed dividend for down-round provision in warrants	-	-	-	-	-	-
Common shares to be issued for services	1,800,000	180	(126,000)	125,820	-	-
Additional BCF discount for down-round provision on notes	-	-	-	146,799	-	146,799
Adoption of ASC 2020-06	-	-	-	(751,809)	704,731	(47,078)
Net loss	-	-	-	-	(161,978)	(161,978)

Balance, March 31, 2024	44,391,778	$4,439	$-	$15,948,407	$(18,023,931)	$(2,071,085)
Issuance of common stock for services	1,700,000	170	-	153,631	-	153,801
Issuance of common stock for debt and interest	1,334,000	133	-	59,907	-	60,040
Net loss	-	-	-	-	(455,426)	(455,426)

Balance, June 30, 2024	47,425,778	$4,742	$-	$16,161,945	$(18,479,357)	$(2,312,670)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	1,875,000	188	-	224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80	-	119,920	-	120,000
Deemed dividend for down-round provision in warrants	-	-	-	2,013	(2,013)	-
Common shares to be issued for services	260,000	26	(39,000)	38,974	-	-
Additional BCF discount for down-round provision on notes	-	-	-	122,531	-	122,531
Investment in Averox	-	-	-	2,539	-	2,539
Net loss	-	-	-	-	(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	$15,250,540	$(15,797,414)	$(543,418)

Issuance of common stock for services	545,000	55	-	51,986	-	52,040
Cashless exercise of warrants	1,289,236	129	-	(129)	-	-
Additional BCF discount for down-round provision on notes	-	-	-	204,204	-	204,204
Net loss	-	-	-	-	(871,518)	(871,518)

Balance, June 30, 2023	36,390,478	$3,639	$-	$15,506,601	$(16,668,932)	$(1,158,692)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(617,404)	$(1,536,052)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788	1,911
Issuance of common stock for services	204,311	286,140
Debt discount amortization	-	616,611
Financing costs	70,000	3,500
Loss on deconsolidation	-	2,539
Loss on equity investment	-	8,059

Changes in operating assets and liabilities:
Accounts receivable	62,244	35,515
Inventories	(47,484)	52,009
Prepaid	-	16,620
Accounts payable	7,739	28,040
Accounts payable - related parties	96,000	84,000
Accrued liabilities	(30,567)	96,364
Accrued compensation - officers	50,000	110,000
Deferred revenue	(51,578)	-
Customer deposits	66,920	4,618
Net cash used in operating activities	(189,031)	(190,126)

INVESTING ACTIVITIES
Employee advance	(10,000)	-
Cash paid upon deconsolidation	-	(2,539)
Note receivable	(8,081)	(17,000)
Net cash used in investing activities	(18,081)	(19,539)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	5,297	4,034
Proceeds from issuance of note payable shareholder	383,100	179,616
Repayments of note payable shareholder	(119,568)	-
Repayments of notes payable	(76,708)	(4,302)
Net cash provided by financing activities	192,121	179,348

NET INCREASE (DECREASE) IN CASH	(14,991)	(30,317)

CASH
Beginning of period	$152,840	$126,109
End of period	$137,849	$95,792

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$9,662	$27

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$130,120	$120,000
Deemed dividend on down-round provision on warrants	$-	$2,013
Additional BCF on down-round provision on convertible notes payable	$-	$326,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $617,404 for the six months ended June 30, 2024, and had an accumulated deficit of $18,479,357, which raises substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2024, and December 31, 2023.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyses historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of June 30, 2024, and December 31, 2023, were $6,590 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2024, and December 31, 2023, there was $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2024 and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2024, and December 31, 2023, there are no derivative liabilities associated with our convertible notes payable.

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

Sales returns and allowances was $0 for the six months ended June 30, 2024, and 2023. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2024, and 2023 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2024, and December 31, 2023, there were 1,000,000 and 1,000,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt and warrants at June 30, 2024 is 18,136,162. Basic and diluted earnings per share are the same during the six months ended June 30, 2024, and 2023 due to the net loss incurred.

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

Note 3 – Inventories

Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$1,100,335	$983,996
Work in Progress	222,012	283,568
Finished goods	486,920	494,219
Total inventories	$1,809,267	$1,761,783

At June 30, 2024 and December 31, 2023, the inventory reserve was $37,351.

Note 4 – Property and Equipment

The following are the details of the property and equipment at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	40,339
	475,881	475,881
Less accumulated depreciation	(472,452)	(471,664)
Property and equipment, net	$3,429	$4,217

Depreciation expense for the six months ended June 30, 2024, and 2023 was $788 and $1,911 respectively. At June 30, 2024, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.2% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting in accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the six months ended June 30, 2023.

Information regarding Grapheton as of and for the six months ended June 30, 2024, is below:

Current assets	$7,879
Total assets	11,778
Current liabilities	1,756,667
Total liabilities	1,756,667
Total stockholders’ deficiency	$(960,995)

Revenue	$-
Operating expenses	19,821
Other expenses	-
Net loss	$19,821

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

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2024 and December 31, 2023, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the six months ended June 30, 2024.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of June 30, 2024, the balance owed by the Company was $1,500.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of June 30, 2024, the balance on the note was $20,678.

Convertible Notes

On May 5, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $750,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the incentive shares issued as discussed in Note 10, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discounts recorded as of the date of the note was $550,538. On January 1, 2024, and upon adoption of ASC 2020-06, the total remaining unamortized debt discount on this note was adjusted and recorded as part of a cumulative-effect adjustment to accumulated deficit.

On October 10, 2022, the Company received a loan in connection with the issuance of stock warrants in the amount of $375,000. The loan has terms of 12 months and accrues interest at 5% per annum. As part of the issuance of the loan, the company identified debt discounts related to the warrants issued, the beneficial conversion feature of the debt, and the expenses paid as part of the issuance. The total debt discount recorded as of the date of the note was $200,488. On January 1, 2024, and upon adoption of ASC 2020-06, the total remaining unamortized debt discount on this note was adjusted and recorded as part of a cumulative-effect adjustment to accumulated deficit.

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the six months ended June 30, 2024, the Company converted $121,370 in principal and interest and $8,750 in fees in exchange for 2,502,000 shares of common stock.

The following table summarizes certain details related to our outstanding convertible notes:

Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
December 31, 2024	$458,007	$21,432	5%	16%	5.116%
December 31, 2024	$206,008	$9,137	5%	16%	5.116%

Future maturities of all convertible notes payable as of June 30, 2024, are as follows:

Years ended December 31,	June 30, 2024	December 31, 2023
2024	$664,015	$570,176
2025	-
2026	-
2027	-
2028	-
Thereafter	-
	$664,015	$570,176

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the six months ended June 30, 2024, the Company’s majority shareholder loaned $383,100 to the Company and was repaid $119,568. The amounts due to Mr. Goldstein are $1,483,812 and $1,220,279 as of June 30, 2024, and December 31, 2023, respectively.

Note 8 – Line of Credit

As of June 30, 2024, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of June 30, 2024, and December 31, 2023, the amounts outstanding under these lines of credit were $316,570 and $311,273, respectively.

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

The lease expense for the six months ended June 30, 2024, and 2023 was $96,000 and $84,000, respectively. The cash paid under operating leases during the six months ended June 30, 2024, and 2023 was $0 and $0, respectively. At June 30, 2024, the weighted average remaining lease terms were 0.1 years and the weighted average discount rate was 8%.

Note 10 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the six months ended June 30, 2024, the Company issued:

●	2,502,000 shares of common stock valued at $130,120 in satisfaction of convertible debt, interest, and fees;

●	2,950,000 shares of common stock to consultants for services rendered valued at $153,801. The fair value was determined based on the Company’s stock price on the grant date; and

During the six months ended June 30, 2023, the Company issued:

●	1,500,000 shares of common stock to its Directors and President, valued at $175,500;

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest, and fees;

●	1,180,000 shares of common stock to consultants for services rendered valued at $139,980. The fair value was determined based on the Company’s stock price on the grand date; and
●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Granted	-	-	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2024	1,000,000	$0.04	4.36	$-
Exercisable, June 30, 2024	1,000,000	$0.04	4.36	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the six months ended June 30, 2024, the Company issued shares of common stock for $0.04 therefore, the exercise price of these warrants was adjusted from $0.052 to $0.04.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price as of June 30, 2024, and December 31, 2023, was calculated to be $0 and $2,013, respectively, and is recorded as a deemed dividend in the accompanying consolidated financial statements.

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales
Optron	$201,319	$(135,587)	$259,056	$95,764
Overhoff	301,249	480,387	871,262	898,743
Corporate	-	-	-	-
	$502,568	$346,801	$1,130,318	$994,507

Gross profit
Optron	$111,093	$(198,201)	$125,204	$(39,681)
Overhoff	147,348	232,854	487,006	509,923
Corporate	-	-	-	-
	$258,441	$34,653	$612,210	$470,242

Income (loss) from operations
Optron	$368,111	$(417,837)	$137,991	$(471,810)
Overhoff	(551,031)	(8,445)	(389,830)	28,542
Corporate	(180,280)	(139,484)	(255,790)	(422,734)
	$(363,200)	$(565,766)	$(507,629)	$(866,002)

Interest Expenses
Optron	$449	$4,618	$1,219	$9,890
Overhoff	6,297	4,935	12,354	8,591
Corporate	85,403	11,147	115,779	24,359
	$92,149	$20,700	$129,352	$42,840

Net income (loss)
Optron	$(171,561)	$(422,455)	$(402,450)	$(489,240)
Overhoff	(18,182)	(13,380)	156,615	24,951
Corporate	(265,683)	(435,683)	(371,569)	(1,071,763)
	$(455,426)	$(871,518)	$(617,404)	$(1,536,052)

	As of June 30, 2024	As of December 31, 2023
Total Assets
Optron	$855,231	$830,844
Overhoff	1,970,847	2,007,107
Corporate	18,340	18,925
	$2,844,418	$2,856,876

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three and six months ended June 30, 2024, and 2023 is as follows:

	Three Months Ended June 30,
	2024	2023
Geographical sales
North America	$218,633	$280,859
Asia	95,014	51,048
Other	188,921	14,894
	$502,568	$346,801

	Six Months Ended June 30,
	2024	2023
Geographical sales
North America	$707,886	$819,167
Asia	192,058	125,221
Other	230,374	50,119
	$1,130,318	$994,507

Note 14 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2024, and 2023 was $96,000 and $84,000, respectively. As of June 30, 2024, and December 31, 2023, amounts payable to Gold Team Inc. in connection with the above leases amount to $552,000 and $456,000, respectively (See Note 9).

As of June 30, 2024, and December 31, 2023, the Company had accrued compensation payable to its majority shareholder of $700,000 and $650,000, respectively and to its prior CFO, Richard Landry, of $210,000 and $210,000, respectively.

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

Note 16 – Concentrations

Three customers accounted for 17%, 15%, and 14% of the Company’s sales for the six months ended June 30, 2024, and two customers accounted for 29% and 18% of the Company’s sales for the six months ended June 30, 2023.

Seven customers accounted for more than 10% of the Company’s accounts receivable, with two customers accounting for 45% and 39% as of June 30, 2024.

No vendors accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2024, and 2023.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On August 5, 2024, the Company issued 1,000,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On September 30, 2024, the Company amended its Articles of Incorporation to authorize Series A Convertible Preferred Stock. The number of shares constituting such Series A Preferred Stock shall be 10,000 shares, par value of $.0001, out of the 5,000,000 shares, par value of $.0001, of preferred stock authorized by the Corporation in its Certificate of Incorporation. Each share of Series A Preferred Stock shall have a stated value of $1,000 (the “Stated Value”). Each holder of Series A Preferred Stock shall have the right to convert 1 share of Series A Preferred Stock into 10,000 shares of common stock in the Corporation, at the election of the holder by the holder delivering written notice of such conversion to the Board of Directors for the Corporation, pursuant to any procedure established by the Board of Directors. Holders of Series A Preferred Stock shall be entitled to receive an annual dividend, payable quarterly (i.e., every three months in a calendar year), within ninety (90) days of the last day of the applicable quarter, and prorated, where and if necessary, of either (a) 6% of the holder’s Stated Value, in the aggregate based on the number of Series A Convertible Shares titled to such holder, in cash, or (b) 12% of the holder’s Stated Value, in the aggregate based on the number of Series A Convertible Shares titled to such holder, in shares of common stock valued as of the date of the last day of the applicable quarter, based on the listing of the Corporation’s common stock on the OTC Market, or if such shares of common stock are not listed on the OTC Market as of the last day of the applicable quarter, the fair market value of the common stock, as valuated by the Board of Directors exercising its sole discretion. Holders of Series A Preferred Stock are entitled to vote on any and all matters submitted to the vote of the common shareholders of the Corporation with each share of Series A Preferred Stock equaling 10,000 shares of shares of common stock on a fully converted basis.

On September 30, 2024, the Company’s CEO agreed to forgive $60,000 in accrued compensation owed to him by the Company.

On September 30, 2024, the Company’s CEO converted $350,000 of his accrued compensation to a long-term note payable.

On September 30, 2024, the Company’s CEO converted $375,000 of his accrued compensation to 375 Series A Convertible Preferred Stock.

On September 30, 2024, the Company’s CEO agreed to forgive $300,000 of shareholder loans owed to him by the Company.

On September 30, 2024, the Company’s CEO converted $1,203,000 of shareholder loans owed to him by the Company to 1,203 Series A Convertible Preferred Stock.

On September 30, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 in accrued compensation owed to him by the Company and converted the remainder of $150,000 in accrued compensation to a long-term note payable.

On September 30, 2024, Gold Team Inc., a company principally owned by the Company’s CEO, agreed to convert $300,000 in rent owed by the Company to a long-term note payable. (See Note 14)

On September 30, 2024, Gold Team Inc., a company principally owned by the Company’s CEO, agreed to convert $300,000 in rent owed by the Company to 300 Series A Convertible Preferred Stock. (See Note 14)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the six months ending June 30, 2024, we derived 77% of our total revenues from sales made by Overhoff to three customers. We have experienced a 171% increase in business from our Technical Associates division compared to the six months ended June 30, 2023, which is largely due to expansion of our international customer base.

Our international revenues were 37.4% of our total revenue during the six months ended June 30, 2024. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%

Sales	$502,568	$346,801	$155,767	44.9%
Cost of goods sold	244,127	312,148	(68,021)	-21.8%
Gross profit	258,441	34,653	223,788	645.8%
Selling, general and administrative expenses	621,641	600,419	21,222	3.5%
Loss from operations	(363,200)	(565,766)	202,566	-35.8%
Other income (expense)	(92,226)	(305,752)	213,526	-69.8%
Loss before provision for income taxes	(455,426)	(871,518)	416,092	-47.7%
Provision for income taxes	-	-	-
Net loss	$(455,426)	$(871,518)	$416,092	-47.7%

Sales for the three months ended June 30, 2024, were $502,568 compared to $346,801 for the same period in 2023. The increase of $155,767 or 44.9% is a result of an increase in sales from our Optron subsidiary of $336,906 offset by a decrease in sales from our Overhoff subsidiary of $179,139. The overall increase in sales is principally due to the mix of products and services sold during the period combined with an increase in our international customer base at Optron. The sales breakdown for the three months ended June 30, 2024, is as follows:

North America 43.50%

Asia (Including Japan) 18.9%

Other 37.6%

Our gross margins for the three months ended June 30, 2024, were 51.4% as compared to 10% for the same period in 2023. Gross margins increased for the three months ended June 30, 2024, due to fluctuations in the cost of materials used in manufacturing our products, in addition to uncommon costs incurred during the period ending June 30, 2023 for products not meeting specifications or standards upon completion of the manufacturing process.

Selling, general and administrative expenses for the three months ended June 30, 2024, were $621,641 compared to $600,419 for the same period in 2023. The increase of $21,222 or 3.5% was principally due to increases in professional fees and payroll and employee benefits, and stock-based compensation. During the three months ended June 30, 2024, stock-based compensation was $153,801 compared to $52,040 during the same period in 2023. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended June 30, 2024, was $92,226, a decrease of $213,526 from other expense of $305,752 for the same period in 2023. The decrease was primarily due to a decrease in the amortization of debt discounts associated with convertible debentures of $285,052 offset by an increase in interest expense.

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%

Sales	$1,130,318	$994,507	$135,811	13.7%
Cost of goods sold	518,108	524,265	(6,157)	-1.2%
Gross profit	612,210	470,242	141,968	30.2%
Selling, general and administrative expenses	1,119,839	1,336,244	(216,405)	-16.2%
Loss from operations	(507,629)	(866,002)	358,373	-41.4%
Other income (expense)	(109,775)	(670,050)	560,275	-83.6%
Loss before provision for income taxes	(617,404)	(1,536,052)	918,648	-59.8%
Provision for income taxes	-	-	-
Net loss	$(617,404)	$(1,536,052)	$918,648	-59.8%

Sales for the six months ended June 30, 2024, were $1,130,318 compared to $994,507 for the same period in 2023. The increase of $135,811 or 13.7% is a result of an increase in sales from our Optron subsidiary of $163,292 offset by a decrease in sales from our Overhoff subsidiary of $27,481. The overall increase in sales is principally due to the mix of products and services sold during the period combined with an increase in our international customer base at Optron. The sales breakdown for the six months ended June 30, 2024, is as follows:

North America 62.6%

Asia (Including Japan) 17.0%

Other 20.4%

Our gross margins for the six months ended June 30, 2024, were 54.2% as compared to 47.28% for the same period in 2023. Gross margins increased for the six months ended June 30, 2024, due to fluctuations in the cost of materials used in manufacturing our products, in addition to uncommon costs incurred during the period ending June 30, 2023 for products not meeting specifications or standards upon completion of the manufacturing process.

Selling, general and administrative expenses for the six months ended June 30, 2024, were $1,119,839 compared to $1,336,244 for the same period in 2023. The decrease of $216,405 or 16.2% was principally due to increases in professional fees and payroll and employee benefits, offset by decreases in stock-based compensation. During the six months ended June 30, 2024, stock-based compensation was $204,311 compared to $276,390 during the same period in 2023. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the six months ended June 30, 2024, was $109,775, a decrease of $560,275 from other expense of $670,050 for the same period in 2023. The decrease was primarily due to a decrease in the amortization of debt discounts associated with convertible debentures of $616,611 offset by an increase in interest expense.

Net loss for the six months ended June 30, 2024, was $617,404 compared to $1,536,052 for the same period in 2023. The change was principally attributed to the factors described above.

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

At June 30, 2024, total assets decreased to $2,844,418 from $2,856,876 at December 31, 2023. The decrease primarily reflects increases in inventory offset by decreases in accounts receivable and cash.

At June 30, 2024, total liabilities increased to $5,157,088 from $4,839,495 at December 31, 2023. The increase is the net of increases in accounts payable, accrued expenses, customer deposits, and shareholder loans, offset by decreases in deferred revenue, notes payable, and amortization of debt discounts.

Net cash used in operating activities for the six months ended June 30, 2024 was $189,031 compared to $190,126 for the same period in 2023. The change in cash from operations was principally due to changes in working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2024, was $18,081 compared to $19,539 for the same period in 2023. The decrease in cash used in investing activities was primarily due to the decrease of a note receivable by $8,919 and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the prior period offset by an increase in employee advances of $10,000.

Net cash provided by financing activities for the six months ended June 30, 2024, was $192,121 compared to $179,348 for the same period in 2023. The change in cash from financing activities was primarily due to repayments of notes payable offset by increases in proceeds from lines of credit and shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2024.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: October 4, 2024