Form 10-Q
period 2024-09-30
US NUCLEAR CORP.
filed 2024-11-27
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of November 26, 2024, was 51,378,778.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$31,778	$152,840
Accounts receivable, net	464,434	342,172
Note receivable	32,730	21,149
Inventories	1,967,100	1,761,783
Prepaid expenses and other current assets	10,000	-
TOTAL CURRENT ASSETS	2,506,042	2,277,944

Property and equipment, net	2,133	4,217
Investments	4,539	4,539
Goodwill	570,176	570,176
TOTAL ASSETS	$3,082,890	$2,856,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$272,778	$207,929
Accounts payable - related party	18,000	456,000
Accrued liabilities	937,296	1,020,743
Accrued compensation - officers	-	860,000
Customer deposit	100,591	6,771
Deferred revenue	-	51,578
Notes payable	-	104,308
Convertible debt, net of debt discount	638,466	600,614
Note payable to shareholder	119,012	1,220,279
Line of credit	326,662	311,273
TOTAL CURRENT LIABILITIES	2,412,805	4,839,495

LONG-TERM LIABILITIES
Notes payable	815,672	-
TOTAL LONG-TERM LIABILITIES	815,672	-

COMMITMENTS & CONTINGENCIES	-	-

TOTAL LIABILITIES	3,228,477	4,839,495

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 47,425,778 and 40,173,778 shares issued and outstanding	4,842	4,017
Common shares to be issued	-	126,000
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 1,878 and -0-, issued and outstanding	-	-
Additional paid in capital	18,439,845	16,454,048
Accumulated deficit	(18,590,274)	(18,566,684)
TOTAL SHAREHOLDERS’ EQUITY	(145,587)	(1,982,619)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,082,890	$2,856,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales	$610,864	$593,502	$1,741,182	$1,588,009
Cost of sales	138,315	127,727	656,423	651,992
Gross profit	472,549	465,775	1,084,759	936,017

Operating expenses
Selling, general and administrative expenses	541,731	539,337	1,661,569	1,875,583
Total operating expenses	541,731	539,337	1,661,569	1,875,583

Loss from operations	(69,182)	(73,562)	(576,810)	(939,566)

Other income (expense)
Interest expense	(41,735)	(27,795)	(171,087)	(70,635)
Equity loss in investment	-	-	-	(8,059)
Loss on deconsolidation	-	-	-	(2,539)
Amortization of debt discount	-	(658,705)	-	(1,275,316)
Other income	-	-	19,577	-
Total other income (expense)	(41,735)	(686,500)	(151,510)	(1,356,549)

Gain/(Loss) before provision for income taxes	(110,917)	(760,062)	(728,320)	(2,296,114)

Provision for income taxes	-	-	-	-

Net gain/(loss)	$(110,917)	$(760,062)	$(728,320)	$(2,296,114)

Deemed dividend for down-round provision in warrants	-		-	(2,013)

Net gain/(loss) attributed to common stockholders	$(110,917)	$(760,062)	$(728,320)	$(2,298,127)

Weighted average shares outstanding - basic and diluted	47,913,673	36,237,707	45,322,222	35,049,921

Loss per shares - basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Preferred Stock Series A		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	-	$-	$16,454,048	$(18,566,684)	$(1,982,619)
				-	-
Issuance of common stock for services	1,250,000	125	-	-	-	50,385	-	50,510
Issuance of common stock for debt and interest	1,168,000	117	-	-	-	69,963	-	70,080
Deemed dividend for down-round provision in warrants	-	-	-	-	-	-	-	-
Common shares to be issued for services	1,800,000	180	(126,000)	-	-	125,820	-	-
Additional BCF discount for down-round provision on notes	-	-	-	-	-	146,799	-	146,799
Adoption of ASC 2020-06	-	-	-	-	-	(751,809)	704,731	(47,078)
Net loss	-	-	-	-	-	-	(161,978)	(161,978)

Balance, March 31, 2024	44,391,778	$4,439	$-	-	$-	$15,948,407	$(18,023,931)	$(2,071,085)
Issuance of common stock for services	1,700,000	170	-	-	-	153,631	-	153,801
Issuance of common stock for debt and interest	1,334,000	133	-	-	-	59,907	-	60,040
Net loss	-	-	-	-	-	-	(455,426)	(455,426)

Balance, June 30, 2024	47,425,778	$4,742	$-	-	$-	$16,161,945	$(18,479,357)	$(2,312,670)

Issuance of preferred stock for conversion of debt	-	-	-	1,878	-	1,878,000	-	1,878,000
Issuance of common stock for debt and interest	1,000,000	100	-	-	-	39,900	-	40,000
Forgiveness of related party debt	-	-	-	-	-	360,000	-	360,000
Net loss	-	-	-	-	-	-	(110,917)	(110,917)

Balance, September 30, 2024	48,425,778	$4,842	$-	1,878	$-	$18,439,845	$(18,590,274)	$(145,587)

	Common Stock		Common Stock	Preferred Stock Series A		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	-	$-	$14,740,401	$(15,130,867)	$(348,304)
					-
Issuance of common stock for services	1,875,000	188	-	-	-	224,163	-	224,350
Issuance of common stock for debt and interest	800,000	80	-	-	-	119,920	-	120,000
Deemed dividend for down-round provision in warrants	-	-	-	-	-	2,013	(2,013)	-
Common shares to be issued for services	260,000	26	(39,000)	-	-	38,974	-	-
Additional BCF discount for down-round provision on notes	-	-	-	-	-	122,531	-	122,531
Investment in Averox	-	-	-	-	-	2,539	-	2,539
Net loss	-	-	-	-	-	-	(664,534)	(664,534)

Balance, March 31, 2023	34,556,242	$3,456	$-	-	$-	$15,250,540	$(15,797,414)	$(543,418)

Issuance of common stock for services	545,000	55	-	-	-	51,986	-	52,040
Cashless exercise of warrants	1,289,236	129	-	-	-	(129)	-	-
Additional BCF discount for down-round provision on notes	-	-	-	-	-	204,204	-	204,204
Net loss	-	-	-	-	-	-	(871,518)	(871,518)

Balance, June 30, 2023	36,390,478	$3,639	$-	-	$-	$15,506,601	$(16,668,932)	$(1,158,692)
Issuance of common stock for services	1,705,300	171				110,536		110,707
Additional BCF discount for down round provision on notes						538,435		538,435
Net loss							(760,062)	(760,062)

Balance, September 30, 2023	38,095,778	$3,810	$-	-	-	$16,155,572	$(17,428,994)	$(1,269,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(728,320)	$(2,296,114)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,084	2,344
Issuance of common stock for services	204,311	387,097
Debt discount amortization	-	1,275,316
Financing costs	72,500	3,500
Loss on deconsolidation	-	2,539
Loss on equity investment	-	8,059

Changes in operating assets and liabilities:
Accounts receivable	(122,262)	87,504
Inventories	(205,317)	(39,453)
Prepaid	-	26,370
Accounts payable	64,849	79,355
Accounts payable - related parties	162,000	126,000
Accrued liabilities	7,444	110,997
Accrued compensation - officers	75,000	200,000
Deferred revenue	(51,578)	-
Customer deposits	93,820	(75,797)
Net cash used in operating activities	(425,469)	(102,283)

INVESTING ACTIVITIES
Employee advance	(10,000)	-
Cash paid upon deconsolidation	-	(2,539)
Note receivable	(11,581)	(18,250)
Net cash used in investing activities	(21,581)	(20,789)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	15,390	3,952
Proceeds from issuance of note payable shareholder	401,733	182,016
Repayments of notes payable	(91,135)	(4,302)
Net cash provided by financing activities	325,988	181,666

NET INCREASE (DECREASE) IN CASH	(121,062)	58,594

CASH
Beginning of period	$152,840	$126,109
End of period	$31,778	$184,703

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$44,405	$27

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$170,120	$120,000
Deemed dividend on down-round provision on warrants	$-	$2,013
Additional BCF on down-round provision on convertible notes payable	$-	$865,170
Preferred stock issued for conversion of debt	$1,878,000	$-
Additional principal as consideration of maturity date extension	$70,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $728,320 for the nine months ended September 30, 2024, and had an accumulated deficit of $18,590,274, which raises substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of September 30, 2024, and December 31, 2023.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyses historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful accounts as of September 30, 2024, and December 31, 2023, were $6,590 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of September 30, 2024, and December 31, 2023, there was $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2024 and December 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2024, and December 31, 2023, there are no derivative liabilities associated with our convertible notes payable.

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

Sales returns and allowances was $0 for the nine months ended September 30, 2024, and 2023. The Company provides a one-year warranty on all sales. Warranty expense for the nine months ended September 30, 2024, and 2023 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2024, and December 31, 2023, there were 1,000,000 and 1,000,000 warrants outstanding, respectively, to purchase shares of common stock. The equivalent number of shares to satisfy our convertible debt, warrants, and convertible preferred at September 30, 2024 is 36,030,211. Basic and diluted earnings per share are the same during the nine months ended September 30, 2024, and 2023 due to the net loss incurred.

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

Note 3 – Inventories

Inventories at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$1,174,119	$983,996
Work in Progress	187,304	283,568
Finished goods	605,677	494,219
Total inventories	$1,967,100	$1,761,783

At September 30, 2024 and December 31, 2023, the inventory reserve was $37,351.

Note 4 – Property and Equipment

The following are the details of the property and equipment at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$148,033	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	40,339
	475,881	475,881
Less accumulated depreciation	(473,748)	(471,664)
Property and equipment, net	$2,133	$4,217

Depreciation expense for the nine months ended September 30, 2024, and 2023 was $2,084 and $2,344 respectively. At September 30, 2024, the Company has $440,628 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the options expire, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded and the Company received 500,000 shares of MIFTI common stock which represents ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at September 30, 2024 and December 31, 2023 was $1,000 and $1,000, respectively.

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

The Company currently owns 35.2% of Grapheton and accounts for its investment in Grapheton using the equity method of accounting in accordance with ASC 323. The Company evaluated this investment and recorded a loss attributed to equity investment of $8,059 during the nine months ended September 30, 2023.

Information regarding Grapheton as of and for the nine months ended September 30, 2024, is below:

Current assets	$5,152
Total assets	9,200
Current liabilities	1,759,417
Total liabilities	1,759,417
Total stockholders’ deficiency	$(966,323)

Revenue	$-
Operating expenses	25,149
Other expenses	-
Net loss	$25,149

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

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC, the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At September 30, 2024 and December 31, 2023, the amount outstanding under this note payable was $5,272 and $5,272, respectively. The Company repaid $0 during the nine months ended September 30, 2024.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of September 30, 2024, the balance owed by the Company was $1,500.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of September 30, 2024, the balance on the note was $8,750.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. (See Note 9)

On September 30, 2024, the Company entered into a Promissory Note with Robert Goldstein, the Company’s CEO, in the amount of $350,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. (See Note 7)

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027.

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

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the nine months ended September 30, 2024, the Company converted $159,620 in principal and interest and $10,500 in fees in exchange for 3,502,000 shares of common stock.

The following table summarizes certain details related to our outstanding convertible notes:

	Sept 30, 2024
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
December 31, 2024	$432,458	$4,071	5%	16%	5.084%
December 31, 2024	$206,008	$7,472	5%	16%	5.084%

Future maturities of all convertible notes payable as of September 30, 2024, are as follows:

Years ended December 31,	September 30, 2024	December 31, 2023
2024	$638,466	$570,176
2025	-
2026	-
2027	-
2028	-
Thereafter	-
	$638,466	$570,176

Note 7 – Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the nine months ended September 30, 2024, the Company’s majority shareholder loaned $522,100 to the Company and was repaid $120,367. On September 30,2024, $1,203,000 of the amount due to Mr. Goldstein was converted to 1,203 Series A Convertible Preferred shares of the Company (see Note 11) and $300,000 was forgiven by Mr. Goldstein and was recorded as a credit to additional paid in capital. As of September 30, 2024, and December 31, 2023 the balances due are $119,012 and $1,220,279, respectively.

On September 30, 2024, Gold Team Inc., a company owned by the Company’s CEO, Robert Goldstein, agreed to convert $350,000 of the balance owed to him for accrued compensation to a long-term note payable. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. (See Note 9)

On September 30, 2024, the Company’s CEO, agreed to convert $350,000 of the balance owed to him for accrued compensation to a long-term note payable. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. (See Note 14)

Note 8 – Line of Credit

As of September 30, 2024, the Company had four lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5% and are unsecured. As of September 30, 2024, and December 31, 2023, the amounts outstanding under these lines of credit were $326,662 and $311,273, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire on December 31. The lease is not more than 12 months; therefore, the disclosures under ASC 842 are not required. Future minimum lease payments under this agreement for the twelve months ending December 31, 2024, is $54,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the nine months ended September 30, 2024, and 2023 was $162,000 and $126,000, respectively. Cash paid under operating leases during the nine months ended September 30, 2024, and 2023 was $0 and $0, respectively. On September 30, 2024, the cumulative balance payable on the leases was $618,000, of which $300,000 was converted to 300 Series A Convertible Preferred shares of the Company and the remaining balance of $300,000 was converted to a long-term note payable. (see Notes 7 and 11) As of September 30, 2024, the weighted average remaining lease terms were 0.1 years, and the weighted average discount rate was 8%.

Note 10 – Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2024, the Company issued:

●	3,502,000 shares of common stock valued at $170,120 in satisfaction of convertible debt, interest, and fees;

●	2,950,000 shares of common stock to consultants for services rendered valued at $204,311. The fair value was determined based on the Company’s stock price on the grant date; and

During the nine months ended September 30, 2023, the Company issued:

●	2,600,000 shares of common stock to its Directors and President, valued at $239,080; and

●	800,000 shares of common stock valued at $120,000 in satisfaction of convertible debt and interest, and fees;

●	1,785,300 shares of common stock to consultants for services rendered valued at $176,813. The fair value was determined based on the Company’s stock price on the grand date; and
●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants.

Warrants

The following table summarizes the activity related to warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Granted	-	-	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2024	1,000,000	$0.04	4.36	$-
Exercisable, September 30, 2024	1,000,000	$0.04	4.36	$-

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the nine months ended September 30, 2024, the Company issued shares of common stock for $0.04 therefore, the exercise price of these warrants was adjusted from $0.052 to $0.04.  The change in fair value between the value of the warrants using the new exercise price versus the old exercise price as of September 30, 2024, and December 31, 2023, was calculated to be $0 and $2,013, respectively, and is recorded as a deemed dividend in the accompanying consolidated financial statements.

Preferred Stock, Series A

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

During the nine months ended September 30, 2024, the Company issued:

●	300 shares of preferred stock to a related party for the conversion of $300,000 in accrued rent payable;

●	375 shares of preferred stock to a related party for the conversion of $375,000 in accrued compensation;

●	1,203 shares of preferred stock to a related party for the conversion of $1,203,000 in shareholder advances.

On September 30, 2024, the date of issuance, the fair market value was estimated using the Option Pricing Model and the fair value of the underlying shares. Since the estimated fair market value was substantially lower than the liability extinguished and the transaction is not considered an arm’s length transaction, the Company recorded the aggregate value of the liability extinguished as a capital contribution.

Additional Paid in Capital

During the nine months ending September 30, 2024, the Company recorded $360,000 to additional paid in capital as result of forgiveness of debt by a related party.

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales
Optron	$77,173	$183,048	$336,229	$278,812
Overhoff	533,691	410,454	1,404,953	1,309,197
Corporate	-	-	-	-
	$610,864	$593,502	$1,741,182	$1,588,009

Gross profit
Optron	$(134)	$96,005	$125,069	$56,324
Overhoff	472,683	369,770	959,690	879,693
Corporate	-	-	-	-
	$472,549	$465,775	$1,084,759	$936,017

Income (loss) from operations
Optron	$(794,281)	$(288,098)	$(656,289)	$(655,738)
Overhoff	743,253	317,183	372,719	350,726
Corporate	(18,155)	(102,647)	(273,945)	(634,553)
	$(69,182)	$(73,562)	$(557,515)	$(939,565)

Interest Expenses
Optron	$-	$918	$1,219	$10,808
Overhoff	6,534	5,697	18,888	14,288
Corporate	35,201	21,180	148,886	45,539
	$41,735	$27,795	$168,993	$70,635

Net income (loss)
Optron	$(255,058)	$(185,206)	$(657,507)	$(674,086)
Overhoff	197,497	316,847	354,112	341,438
Corporate	(53,356)	(891,703)	(424,924)	(1,963,466)
	$(110,917)	$(760,062)	$(728,320)	$(2,296,114)

	As of September 30, 2024	As of December 31, 2023
Total Assets
Optron	$855,231	$830,844
Overhoff	1,969,551	2,007,107
Corporate	18,340	18,925
	$2,843,122	$2,856,876

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 13 – Geographical Sales

The geographical distribution of the Company’s sales for the three and nine months ended September 30, 2024, and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023
Geographical sales
North America	$473,691	$570,420
Asia	99,079	11,034
Other	38,094	12,048
	$610,864	$593,502

	Nine Months Ended September 30,
	2024	2023
Geographical sales
North America	$1,181,577	$1,389,587
Asia	291,137	136,254
Other	268,468	62,168
	$1,741,182	$1,588,009

Note 14 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the nine months ended September 30, 2024, and 2023 was $144,000 and $126,000, respectively. As of September 30, 2024, and December 31, 2023, amounts payable to Gold Team Inc. in connection with the above leases amount to $0 and $456,000, respectively (See Note 9).

As of September 30, 2024, and December 31, 2023, the Company had accrued compensation payable to its CEO of $0 and $650,000, respectively, and to its prior CFO, Richard Landry, of $0 and $210,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 into a note payable and $375,000 into Series A Convertible Preferred stock of the Company. (See Notes 7 and 11)

Also on September 30, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 of the $210,000 owed to him for accrued compensation and converted the balance of $150,000 to a note payable. (See Note 6) During the year ended, December 31, 2023, the company issued 530,300 shares of common stock to Richard Landry for a value of $32,348 or $.061 per share, the fair value on date of grant.

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

Note 16 – Concentrations

Three customers accounted for 12%, 11%, and 11% of the Company’s sales for the nine months ended September 30, 2024, and three customers accounted for 29% and 25%, and 16% of the Company’s sales for the nine months ended September 30, 2023.

Three customers accounted for more than 10% of the Company’s accounts receivable at 27%, 24% and 20% as of September 30, 2024.

No vendors accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2024, and 2023.

Note 17 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On October 7, 2024, the Company issued 1,000,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On October 18, 2024, the Company issued 1,953,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On October 27, 2024, the Company entered into a third-party note payable for the principal amount of $110,000. The cost of funds is a stated amount of $31,900 and the loan will be repaid in 78 equal payments of $1,819.23.

On October 31, 2024, the Company entered into a third-party note payable for the principal amount of $79,400. The cost of funds is a stated amount of $22,152 and the Company paid 2.99% of the principal amount as an Origination Fee. The loan will be repaid in 65 equal payments of $1,562.35.

On November 20, 2024, the Board of Directors approved an amendment to restate the Certificate of Designation of its Series A Preferred Stock. The Certificate supersedes, amends, and restates the Certificate filed on September 27, 2024, as follows:

2. Stated Value and Maturity. Subject to Section 8, below, each share of Series A Preferred Stock shall have a stated value of $1,000 (the “Stated Value”), and a maturity date of January 31, 2028 (“Maturity Date). If not otherwise converted as set forth herein, on the Maturity Date, the Board of Directors shall convert each outstanding share of the Series A Preferred Stock, irrespective of the holder thereof, and without notice or further action by any holder (other than notice by the transfer agent for the corporation), into 10,000 shares of common stock in the Corporation.

4. Dividends. Holders of Series A Preferred Stock shall be entitled to receive an annual dividend, payable quarterly (i.e., every three months in a calendar year), within ninety (90) days of the last day of the applicable quarter, and prorated, where and if necessary, of (a) 6% of the holder’s Stated Value, per share of Series A Preferred Stock titled to such holder, in cash, and (b) 1,200 shares of common stock in the Corporation for each share of Series A Preferred Stock titled to such holder. The common stock issued under subsection (b) shall be issued in book entry form unless such holder requests from the Secretary for the Corporation that such shares be issued on paper certificate, in which case, the holder agrees that such issuance will initially be made in book entry, and then converted to a paper certificate upon the earlier of (x) no later than six (6) months from the date of such request, (y) conversion of the Series A Preferred Stock to common stock herein, or (z) at the discretion of the Board of Directors. The issuance of such shares under subsection 4(b) herein shall be made in reliance on any available exemption from registration under federal or state law, including but not limited to, Section 4(a)(2) of the Securities Act of 1933, as amended (“Act”), and/or Rule 506(b) of Regulation D promulgated under the Act. Any unpaid dividend under subsection (a), above, shall accrue interest at six percent (6%), per annum, non-compounding until the earlier of payment by the Corporation, or conversion, as set forth herein.

8. Call Provisions. At any time after January 31, 2026, the Board of Directors, exercising its sole discretion, has the right but not the obligation to call and redeem any outstanding shares of the Series A Preferred Stock, irrespective of the holder thereof, for either (a) the amount of the Stated Value per share of Series A Preferred Stock titled to such holder, or (b) conversion of each share of Series A Preferred Stock titled to such holder thereof into 10,000 shares of common stock in the Corporation (the “Call”). The Call can be exercised by the Board of Directors by delivering thirty (30) days’ advanced written notice to such holder subject to the Call. Upon delivery of the Call, the Corporation shall close on the Call and redemption within sixty (60) calendar days of expiration of the thirty-day Call notice period set forth above. If the Corporation fails to timely exercise and close the Call, the Call shall be deemed withdrawn and void ab initio.

On November 20, the Board of Directors approved an amendment to its Certificate of Incorporation to increase the number of shares of authorized common stock to 500,000,000.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the nine months ending September 30, 2024, we derived 81% of our total revenues from sales made by Overhoff to three customers. We have experienced a 21% increase in business from our Technical Associates division compared to the nine months ended September 30, 2023, which is largely due to expansion of our international customer base.

Our international revenues were 32.1% of our total revenue during the nine months ended September 30, 2024. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week on affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc., which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $9,000 and $9,000, respectively, for each facility per month.

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

Results of Operations

For the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,		Change
	2024	2023	$	%

Sales	$610,864	$593,502	$17,362	2.9%
Cost of goods sold	138,315	127,727	10,588	8.3%
Gross profit	472,549	465,775	6,774	1.5%
Selling, general and administrative expenses	541,731	539,337	2,394	0.4%
Loss from operations	(69,182)	(73,562)	4,380	-6.0%
Other income (expense)	(41,735)	(686,500)	644,765	-93.9%
Gain/(Loss) before provision for income taxes	(110,917)	(760,062)	649,145	-85.4%
Provision for income taxes	-	-	-
Net loss	$(110,917)	$(760,062)	$649,145	-85.4%

Sales for the three months ended September 30, 2024, were $610,864 compared to $593,502 for the same period in 2023. The increase of $17,362 or 2.9% is a result of an decrease in sales from our Optron subsidiary of $105,875 offset by an increase in sales from our Overhoff subsidiary of $123,237. The overall increase in sales is principally due to the mix of products and services sold during the period combined with an increase in our international customer base at Optron. The sales breakdown for the three months ended September 30, 2024, is as follows:

North America 77.54%

Asia (Including Japan) 16.22%

Other 6.24%

Our gross margins for the three months ended September 30, 2024, were 77.36% as compared to 78.48% for the same period in 2023. Gross margins decreased for the three months ended September 30, 2024, due to fluctuations in the cost of materials used in manufacturing our products, in addition to uncommon costs incurred during the period ending September 30, 2023 for products not meeting specifications or standards upon completion of the manufacturing process.

Selling, general and administrative expenses for the three months ended September 30, 2024, were $541,731 compared to $539,337 for the same period in 2023. The increase of $2,394 or 0.4% was principally due to increases in professional fees and payroll and employee benefits. During the three months ended September 30, 2024, there was no stock-based compensation compared to $396,847 during the same period in 2023. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other income/(expense) for the three months ended September 30, 2024, was $(41,735), compared to ($686,500) for the same period in 2023. The change was primarily due to a decrease in the amortization of debt discounts associated with convertible debentures of $658,705.

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%

Sales	$1,741,182	$1,588,009	$153,173	9.6%
Cost of goods sold	656,423	651,992	4,431	0.7%
Gross profit	1,084,759	936,017	148,742	15.9%
Selling, general and administrative expenses	1,661,569	1,875,583	(214,014)	-11.4%
Loss from operations	(576,810)	(939,566)	362,756	-38.6%
Other income (expense)	(151,510)	(1,356,549)	1,205,039	-88.8%
Loss before provision for income taxes	(728,320)	(2,296,114)	1,567,795	-68.3%
Provision for income taxes	-	-	-
Net loss	$(728,320)	$(2,296,114)	$1,569,808	-68.3%

Sales for the nine months ended September 30, 2024, were $1,741,182 compared to $1,588,009 for the same period in 2023. The increase of $153,173 or 9.6% is a result of an increase in sales from our Optron subsidiary of $57,417 and an increase in sales from our Overhoff subsidiary of $95,756. The overall increase in sales is principally due to the mix of products and services sold during the period combined with an increase in our international customer base at Optron. The sales breakdown for the nine months ended September 30, 2024, is as follows:

North America 67.86%

Asia (Including Japan) 16.72%

Other 15.42%

Our gross margins for the nine months ended September 30, 2024, were 62.3% as compared to 58.94% for the same period in 2023. Gross margins increased for the nine months ended September 30, 2024, due to fluctuations in the cost of materials used in manufacturing our products, in addition to uncommon costs incurred during the period ending September 30, 2023, for products not meeting specifications or standards upon completion of the manufacturing process.

Selling, general and administrative expenses for the nine months ended September 30, 2024, were $1,661,569 compared to $1,875,583 for the same period in 2023. The decrease of $214,014 or 11.4% was principally due to increases in professional fees and payroll and employee benefits, offset by decreases in stock-based compensation. During the nine months ended September 30, 2024, stock-based compensation was $204,311 compared to $396,847 during the same period in 2023. Stock based compensation is issued as an incentive to consultants to increase revenues through the acquisition of new customers.

Other income/(expense) for the nine months ended September 30, 2024, was ($151,510) compared to ($1,356,549) for the same period in 2023. The change was primarily due to a decrease in the amortization of debt discounts associated with convertible debentures of $1,275,316, offset by an increase in interest expense in the current period.

Net loss for the nine months ended September 30, 2024, was $728,320 compared to $2,296,114 for the same period in 2023. The change was principally attributed to the factors described above.

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

At September 30, 2024, total assets increased to $3,082,890 from $2,856,876 at December 31, 2023. The increase primarily reflects increases in accounts receivable and inventory, offset by a decrease in cash.

At September 30, 2024, total liabilities decreased to $3,228,477 from $4,839,495 at December 31, 2023. The decrease is primarily the net of increases in accounts payable and customer deposits, offset by decreases in deferred revenue, accrued expenses, notes payable, and amortization of debt discounts. Notes payable and accrued expenses decreased $2,238,000 due to the forgiveness of $360,000 in debt and the conversion of $1,878,000 to Series A convertible preferred stock designated by the Company in the current period.

Net cash used in operating activities for the nine months ended September 30, 2024 was $425,469 compared to $102,283 for the same period in 2023. The change in cash from operations was principally due to changes in inventory, accounts receivable, and customer deposit working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2024, was $21,581 compared to $20,789 for the same period in 2023. The increase in cash used in investing activities was primarily due to the decrease of a note receivable by $6,669 and cash of $2,539 surrendered in the deconsolidation of Cali From Above during the prior period offset by an increase in employee advances of $10,000.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $325,988 compared to $181,666 for the same period in 2023. The change in cash from financing activities was primarily due to repayments of notes payable offset by increases in proceeds from lines of credit and shareholder loans.

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

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Our significant accounting policies are summarized in Note 2 to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2024.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2024.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On October 25, 2023, the Company issued 50,000 shares of common stock to Richard Cavalli in connection with investor relations services provided by the consultant.

On October 25, 2023, the Company issued 210,000 shares of common stock to Howard Isaacs in connection with investor relations services provided by the consultant.

On October 26, 2023, the Company issued 50,000 shares of common stock to Richard Cavalli in connection with investor relations services provided by the consultant.

On October 26, 2023, the Company issued 210,000 shares of common stock to Howard Isaacs in connection with investor relations services provided by the consultant.

On October 27, 2023, the Company issued 450,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On November 30, 2023, the Company issued 833,000 shares of common stock in satisfaction of principle, interest, and fees on a Convertible Note held by a third party.

On December 4, 2023, the Company issued 200,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

On December 19, 2023, the Company issued 75,000 shares of common stock related to a consulting services agreement entered into with Prashant Mehta.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
3.4	Certificate of Designation of Preferred Shares	X			3.4	11/22/2024
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Michael Hastings
Chief Financial Officer and Director

Date: November 26, 2024