Form 10-K
period 2024-12-31
US NUCLEAR CORP.
filed 2025-06-25
CIK 1543623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $2,914,814 as of June 30, 2024.

The number of shares of the Registrant’s common stock outstanding as of May 29, 2025, was 59,629,204.

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

ITEM 1A. Risk Factors

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

Our international revenues were 23.82% of our total revenue in 2024. This was an increase of 12.39% from 2023 and was a result of management’s ability to field new orders and inquires and engage new customers overseas. We believe that South Korea, Japan and Australia in the Southeast Asian region, and France, Germany and other countries in Eastern and Western Europe, should be major contributors to our growth in revenues over the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Nuclear Power, Fossil Fuel and Renewal Energy

While the conventional Fission based nuclear power industry is a key component of the generation of electricity in the world, there are new technologies in both fission and fusion reactors, that are transforming the entire industry. SMR (Small Modular Reactors) are much less expensive to build and operate, while being much safer as well. This technology should be available over the next 3-5 years and is expected to be the fastest growing source of nuclear power generation in the next decade and beyond.

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

Recent estimates indicate that the United States produced approximately 30% of the world’s gross nuclear-generated electricity in 2023 with France at 18%, China 16%, Japan 9% Russia 8%, South Korea 7%, and the rest of the world at 11%. However, only two conventional nuclear power plants were under construction in 2023, the Vogtle Plants, in eastern Georgia. Overall, about 30 countries are considering, planning, or starting nuclear power programs. These range from sophisticated economies to developing nations. Bangladesh, Egypt and Turkey are all constructing their first nuclear power plants. In July 2022, the European Parliament endorsed labeling all nuclear energy projects “green”, allowing them access to loans and subsidies. In the context of emissions, nuclear power is considered to be green and clean. It produces zero carbon emissions and does not produce other noxious greenhouse gases. It is difficult to predict if these plans domestically and internationally will materialize or be postponed indefinitely were negative market forces to develop.

Nuclear Fusion Power Research and Prototypes

While it will be some years before commercial fusion power plants will be supplying electricity, already in 2023, the US Department of energy (DOE) lists 124 active fusion power laboratories working to make energy by fusing Tritium and Deuterium, resulting in a growing market for Tritium detection equipment.

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

□	difficulties in assimilating the operations and employees of acquired companies;

□	diversion of our management’s attention from ongoing business concerns;

□	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

□	additional expense associated with amortization of acquired assets;

□	additional expense associated with understanding and development of acquired business;

□	maintenance and implementation of uniform standards, controls, procedures and policies; and

□	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

Risks Related to Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and the price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

□	competition from other radiation detection companies or related businesses;

□	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nuclear power industry;

□	changes in key personnel;

□	entry into new geographic markets;

□	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

□	changes in operating performance and stock market valuations of other radiation detection and related companies;

□	investors’ perceptions of our prospects and the prospects of the nuclear power industry;

□	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

□	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

□	announcements relating to litigation;

□	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

□	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

□	the development and sustainability of an active trading market for our common stock;

□	future sales of our common stock by our officers, directors and significant stockholders; and

□	changes in accounting principles affecting our financial reporting.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

□	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

□	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

□	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

□	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

□	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

□	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

□	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

□	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Holders

As of the date of this 10-K, we had 50 holders of record of our Common Stock.

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

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements, which include Goodwill and accounts receivable.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies (Note 2), be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 as of December 31, 2024, and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 as of December 31, 2024, and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

Control by Management

As of December 31, 2024, management currently owns 27.9% of all the issued and outstanding capital stock of the Company. Consequently, due to our CEO and CFO also being board members, management has significant ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements and Information Relating to Us, Our Industry and To Other Businesses.

ITEM 1B- UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C- CYBERSECURITY

Risk management and strategy

The Company is committed to securing our information technology systems, including accounting software and back-of-house software, against cybersecurity threats and protecting the privacy of the data of our customers, employees, and other business partners. We recognize that cybersecurity threats are an ongoing concern in today’s digital world and that, despite devoting resources to secure our information technology systems, cybersecurity incidents can occur and, if so, could negatively impact our brand, business, results of operations and financial condition. Cybersecurity threats include any potential unauthorized occurrence on or conducted through our information technology systems or information technology systems of a third party that we utilize in our business that may result in adverse effects on confidentiality, integrity, or access to our information technology systems.

Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program primarily following the guidelines of the National Institute of Standards and Technology and Payment Card Industry Data Security Standard. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The objectives of our programs are to protect the confidentiality, integrity, use and availability of the Company’s data; to protect against unauthorized access to the Company’s data, the Company’s network and information technology applications; and to maintain disaster recovery plans to prepare for and respond to the potential for disruption in the Company’s information technology. To meet these objectives, the Company’s Chief Executive Officer, website, and technical personnel manage our cybersecurity, information technology, and data privacy programs.

Our information technology infrastructure includes firewalls, modern endpoint protections, intrusion detection tools and alerts, as well as multi-factor authentication to provide a multi-layered approach to protecting our information technology systems from unauthorized access, use, disclosure, disruption, or destruction. Such applications are regularly monitored and reviewed for adequacy and potential enhancements. We obtain System and Organizational Controls (“SOC”) 1 or SOC 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk amongst our relationships with the host vendors. We also perform access reviews for any of these systems that are subject to Sarbanes-Oxley oversight.

We have developed an incident response plan outlining immediate response actions, including internal and external communication protocols. Under the plan, we have identified a management group comprising our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. The plan provides that any cybersecurity incident will be reviewed by this group to determine whether it is material for securities law purposes and whether public disclosure is required, following consultations with outside counsel and/or the Board of Directors.

We currently do not maintain cyber risk insurance coverage that is intended to mitigate the financial impact of cybersecurity and data privacy incidents experienced by the Company.

Governance

The full Board of Directors has the overall responsibility for risk oversight, including cybersecurity matters. At a management level, our cybersecurity program is led by our Information Technology manager, who reports to the Chief Financial Officer. Our Information Technology manager is equipped to help navigate the landscape of cybersecurity risks and challenges and to implement and manage a comprehensive security strategy.

While cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, future incidents may interrupt our operations and could materially adversely affect our business, results of operations and financial condition.

ITEM 2. PROPERTIES

US Nuclear Corp is headquartered in Canoga Park, CA, and occupies a 6,000-square foot leased facility and 8,000 square foot leased facility in Milford, Ohio. The office is divided among the Company’s various disciplines: management, finance, sales, marketing and customer service, with 25% of the available space dedicated to inventory. Each location has a bookkeeper, production manager, assembly supervisor, production workers, and customer service staff. Per the Company’s lease agreements, the lease payments are $9,000 for each of the two locations.

The Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. Robert I. Goldstein, our President, Chief Executive Officer, and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties. The following table lists the locations of all its current locations.

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share. As of December 31, 2024, we had (i) 52,712,778 shares of common stock outstanding, held of record by 50 shareholders, and (ii) 2,006 shares of Series A preferred stock outstanding, held of record by 3 shareholders. As of May 29, 2025, 59,629,204 shares of common stock are outstanding, held by 52 shareholders; and 2,006 shares of Series A preferred stock, held by 3 shareholders.

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

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

On November 27, 2024, the Company amended its Articles of Incorporation to authorize Series A Convertible Preferred Stock. The number of shares constituting such Series A Preferred Stock shall be 10,000 shares, par value of $.0001, out of the 5,000,000 shares, par value of $.0001, of preferred stock authorized by the Corporation in its Certificate of Incorporation. Each share of Series A Preferred Stock shall have a stated value of $1,000 (the “Stated Value”). Each holder of Series A Preferred Stock shall have the right to convert 1 share of Series A Preferred Stock into 10,000 shares of common stock in the Corporation, at the election of the holder by the holder delivering written notice of such conversion to the Board of Directors for the Corporation, pursuant to any procedure established by the Board of Directors. Holders of Series A Preferred Stock shall be entitled to receive an annual dividend, payable quarterly (i.e., every three months in a calendar year), within ninety (90) days of the last day of the applicable quarter, and prorated, where and if necessary, of (a) 6% of the holder’s Stated Value, in the aggregate based on the number of Series A Convertible Shares titled to such holder, in cash, and (b) 1,200 shares of common stock for each share of Series A Preferred stock titled to such holder. Holders of Series A Preferred Stock are entitled to vote on any and all matters submitted to the vote of the common shareholders of the Corporation with each share of Series A Preferred Stock equaling 10,000 shares of shares of common stock on a fully converted basis.

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

Recent Sales of Unregistered Securities

Common Stock

During the twelve months ended December 31, 2024, the Company issued:

●	1,000,000 shares of common stock to a Director, valued at $94,800; and

●	9,589,000 shares of common stock valued at $371,780 in satisfaction of convertible debt and interest; and

●	1,950,000 shares of common stock to consultants for services rendered valued at $109,216. The fair value was determined based on the Company’s stock price on the grant date.

Preferred Stock, Series A

As of December 31, 2024, the Company is obligated, but has not yet issued:

●	300 shares of Series A preferred stock to a related party for the conversion of $300,000 in accrued rent payable;

●	375 shares of Series A preferred stock to a related party for the conversion of $375,000 in accrued compensation;

●	1,203 shares of Series A preferred stock to a related party for the conversion of $1,203,000 in shareholder advances.

●	128 shares of Series A preferred stock for an aggregate of $128,000 in cash.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. In 2024, we derived 50.49% of our total revenues from sales made by Overhoff to four customers. We expect to encounter a continuation of this trend unless we are successful in diversifying our client base, executing our acquisition strategy and experience increases in business from our Technical Associates division.

Our international revenues were 23.8% of our total revenue in 2024. We expect this to increase over time as we continue to field new orders, inquires, and engage new customers overseas and recover post-pandemic. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. He holds an 8% interest in Gold Team Inc. and spends approximately 5 hours per week with affairs related to Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties at an expense of $9,000 for each facility per month.

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

Results of Operations

For the year ended December 31, 2024, compared to the year ended December 31, 2023

	Year Ended December 31,		Change
	2024	2023	$	%

Sales	$2,190,398	$2,231,095	$(40,697)	-1.8%
Cost of goods sold	1,174,769	1,306,789	(132,020)	-10.1%
Gross profit	1,015,629	924,306	91,323	9.9%
Selling, general and administrative expenses	2,550,782	2,565,950	(15,168)	-0.6%
Loss from operations	(1,535,153)	(1,641,644)	106,491	-6.5%

Other expense	(204,773)	(1,792,160)	1,587,387	-88.6%
Loss before provision for income taxes	(1,739,926)	(3,433,804)	1,693,878	-49.3%

Provision for income taxes	-	-
Net income (loss)	$(1,739,926)	$(3,433,804)	$1,696,878	-49.3%

Revenue for the year ended December 31, 2024, was $2,190,398 compared to $2,231,095 for the year ended December 31, 2023. The decrease of $40,697 or 1.8% is considered by management to be indicative of slowed growth due to political and economic uncertainties. The revenue breakdown for the year ended December 31, 2024, is as follows:

North America 76.18%

Asia (including Japan) 18.10%

Other 5.73%

Our gross margin for the year ended December 31, 2024, was 46.37% as compared to 41.43% for the year ended December 31, 2023. The increase in gross margin is due to the mix of products sold during the period and their respective costs.

Selling and general and administrative expenses for the year ended December 31, 2024, decreased by $15,168 or 0.6% to $2,550,782; down from $2,565,950 for the year ended December 31, 2023. The decrease is largely attributed to a reduction in payroll benefits.

Other expense for the year ended December 31, 2024, was $204,773, a decrease of $1,587,387 from $1,792,160 for 2023. Other expense in 2024 largely consisted of interest and dividend expenses. In 2023, other expenses consisted of amortization of debt discount, equity loss in investment, loss on deconsolidation, loss on an investment deposit, loss on extinguishment of debt, loss on conversion of stock, and gain on debt forgiveness. The decrease in 2024 was largely due to reductions in interest expense and additional debt discounts recorded related to the down-round provisions of our convertible notes payable.

The net loss for the year ended December 31, 2024, was $1,739,926, compared to $3,433,804 for the year ended December 31, 2023.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2024, the Company’s majority shareholder loaned $531,100 to the Company and was repaid $155,868. We anticipate meeting our capital needs through the sale of our common and preferred stock and loans from our majority stockholder, if necessary.

At December 31, 2024, total assets decreased by $210,029 or 7.35% from $2,856,876 at December 31, 2023, primarily due to decreases in inventory.

At December 31, 2024, total liabilities decreased by 27.62% to $3,503,012 from $4,839,495 at December 31, 2023, due to decreases in accrued liabilities, accounts payable, related party accounts payable, accrued compensation paid to officers, and note payable to shareholder.

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Cash used in operating activities	(509,053)	(263,444)
Cash used in investing activities	(30,767)	(24,546)
Cash provided by financing activities	517,820	314,721

Cash Used in Operating Activities

During the year ended December 31, 2024, and December 31, 2023, cash used in operating activities of $509,053 and $263,444, respectively, primarily reflected our net income for the period, adjusted by non-cash charges such as depreciation, common stock issued for services, debt discounts and financing costs, loss on extinguishment of debt, loss on conversion of stock, as well as changes in accounts receivable, prepaids, deposits, accounts payable, and accrued expenses.

Cash Used by Investing Activities

During the year ended December 31, 2024, and December 31, 2023, cash used in investing activities was $30,767, which consisted of an employee advance and a note receivable. During the year ended December 31, 2023, cash used in investing activities was $24,546, which included purchase of assets, cash paid for an investment, and a note receivable.

Cash Provided by Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $517,820, which consisted of net borrowings from lines of credit, shareholder debt, and notes payable, offset by repayments on our convertible notes. During the year ended December 31, 2023, cash provided by financing activities was $314,721, which primarily consisted of net borrowings from lines of credit, notes payable, shareholder debt, and convertible notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2024, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2024.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

In June 2022, the Company appointed its Chief Operating Officer, Richard Landry, to serve as the Chief Financial Officer of the Company effective as of June 30, 2022. On August 12, 2023, Mr. Landry’s resigned his position as CFO. Mr. Landry’s resignation did not result from any disagreement with the Company.

On August 12, 2023, the Board appointed Michael Hastings as Chief Financial Officer. Mr. Hastings remains a member of the Board of Directors.

Effective October 6, 2023, Michael Pope was appointed as a director of the Company.

The following table contains information concerning our directors and executive officers through the date of filing of this report.

Name	Age	Position

Robert I. Goldstein	76	President, Chief Executive Officer, and Chairman of the Board of Directors

Michael Pope	44	Member of the Board of Directors

Michael Hastings	82	Chief Financial Officer, and member of the Board of Directors

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

Michael Hastings– Chief Financial Officer and Member of the Board of Directors: Mr. Hastings has been a corporate finance officer for over thirty years in the medical device industry with C.R. Bard, Inc. (predecessor to Becton Dickinson), and in the industrial battery industry with EnerSys, Inc. (NYSE: ENS). Mr. Hastings retired from EnerSys in 2011 as its Vice President and Treasurer with company revenue of $2 billion and operations in all parts of the world. His responsibilities included global treasury operations including debt and capital transactions; corporate tax; hedging of currencies, interest rate exposures and the price of raw materials; credit management; pension plan investments; and investor relations. He participated fully in due diligence, valuation and negotiation of numerous acquisitions. Mr. Hastings was also a member of the Board of Directors and Chief Financial Officer of MegaGraphite, Inc. - a private graphite exploration company in Canada between 2011 and when it was sold in 2014. Mr. Hastings was a member of the Board of Directors of Organic Transit, Inc., a private solar electric vehicle company in the United States, from 2018 until the company was sold in 2020. In 2024, Mr. Hastings became a board member and CFO of Environmental Transit, Inc., a private company formed to develop and produce solar and pedal-powered electric vehicles. Mr. Hastings has no prior business relationship with the Company.

Michael Pope – Member of the Board of Directors: Mr. Pope has served as a director of the Company since October 2023. Mr. Pope currently serves as Managing Director of Yalecrest Partners, a private equity and advisory firm, a position he has held since January 2024. From July 2015 to January 2024, Mr. Pope held various executive positions at Boxlight (Nasdaq: BOXL), a global provider of interactive technology solutions, including serving as Chief Executive Officer and Chairman from March 2020 to January 2024. During his tenure at Boxlight, Mr. Pope led the company through its initial public offering on Nasdaq and growth from inception to more than $220 million in revenue and $15 million in EBITDA. From October 2011 to October 2016, Mr. Pope was Managing Director at Vert Capital, a private equity and advisory firm, managing portfolio holdings in the education, consumer products, technology and digital media sectors. From May 2008 to October 2011, he served as Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, where he managed family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including Senior SEC Reporting at Omniture (formerly listed on Nasdaq and acquired by Adobe in 2009) and Assurance Associate at Grant Thornton. Mr. Pope has served as a director of Boxlight (Nasdaq:BOXL) since September 2014 and was a director of Novo Integrated Sciences (OTCQB: NVOS) from January 2021 to May 2025. He holds an active CPA license and earned his undergraduate and graduate degrees in accounting from Brigham Young University.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2024.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our President, CEO and Chairman of the Board of Directors, Robert I. Goldstein is compensated for his services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Employment Agreements and Compensation

Our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein, is compensated under an Employment Agreement that renews annually. The Agreement calls for a salary of $100,000 per year.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2024, and 2023.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein President,	2024	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000
Chief Executive Officer, and Chairman of the Board of Directors (1)	2023	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000

Richard Landry,	2024	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chief Financial Officer (2)	2023	$75,000	$32,348	$-0-	$-0-	$-0-	$107,348

Michael Hastings,	2024	$-0-	$94,900	$-0-	$-0-	$-0-	$94,900
Chief Financial Officer	2023	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Goldstein has accrued unpaid salary. On September 30, 2024, Mr. Goldstein converted $350,000 to a note payable, and $375,000 was converted to Series A Convertible Preferred stock. (See Notes 8, 10, and 15)

(2)	Mr. Landry has accrued unpaid salary up to the date of his resignation as CFO in August 2023. On September 30, 2024, Mr. Landry forgave $60,000 owed to him and $150,000 unpaid salary was converted to a note payable. (see Notes 8 and 15)

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2024.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Robert I. Goldstein	$-0-	$-0-	$-0-	$-0-
Michael Hastings	$-0-	$-0-	$-0-	$-0-
Michael Pope	$-0-	$-0-	$-0-	$-0-

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 59,629,204 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock (1)

Robert I. Goldstein, President & CEO, Chairman	12,818,031	24.32%

Michael Hastings, CFO and Board Member**	2,443,680	4.64%

All Directors and Officers as a Group (2 persons)	15,261,711	28.96%

**	Mr. Hastings was appointed as CFO on August 12, 2023.

(1)	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock includes for each person shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person that are currently exercisable. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on our CFO, Michael Hastings, Nikki Truax, Manager of the Overhoff Division, Ivan Mitev, our Chief Engineer at the Overhoff Division, Ian Embry in sales, and Rowena Paredes in accounting. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated in our Item 2, Properties disclosure on this Form 10-K, the Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility is $9,000, payable monthly. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. Mr. Goldstein holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

During the year ended December 31, 2024, the Company’s majority shareholder loaned the Company a net of $375,233. On September 30, 2024, Mr Goldstein agreed to forgive $300,000 owed to him and converted $1,183,000 to a Series A Convertible Preferred Note Payable. The amounts due to Mr. Goldstein are $92,512 and $1,220,279 as of December 31, 2024, and 2023, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current auditor Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $68,939 and $78,955 for the years ended December 31, 2024, and 2023, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2024, or 2023.

Tax Fees

The aggregate fees billed for professional services for tax compliance, tax advice, tax planning for the year December 31, 2024, and 2023 was $0 and $0, respectively.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2024, or 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Classification and Accounting Treatment of Series A Preferred Stock

Description of the Critical Audit Matter

As described Note 10 of the consolidated financial statements, the Company amended and restated the terms of its Series A Preferred Stock. The amendment raised complex considerations regarding the appropriate classification of the Series A Preferred Stock, specifically whether it should be presented as temporary equity, and whether the issuance should be accounted for as a redeemable financial instrument under the guidance of ASC 480, Distinguishing Liabilities from Equity. Given the significance of the transaction, the complexity of the accounting standards involved, and the degree of judgment required by management in determining the appropriate accounting treatment, we identified the evaluation of the amended Series A Preferred Stock as a critical audit matter.

How the Critical Audit Matter was Address in the Audit

Our principal audit procedures to evaluate management’s evaluation included, among other procedures, the following:

●	Assessing the relevant terms of the amended and restated Series A Preferred Stock agreement;

●	Evaluating management’s accounting analysis under ASC 480, including whether the amended terms result in classification as a liability, temporary equity, or permanent equity;

●	Substantively testing all preferred stock issuances during the year;

●	Evaluating the adequacy of the Company’s financial statement disclosures for Preferred Stock.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

June 24, 2025

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
CURRENT ASSETS
Cash	$130,840	$152,840
Accounts receivable, net	351,398	342,172
Note receivable	41,916	21,149
Inventories	1,536,014	1,761,783
Prepaid expenses and other current assets	10,000	-
TOTAL CURRENT ASSETS	2,070,168	2,277,944

Property and equipment, net	1,964	4,217
Investments	4,539	4,539
Goodwill	570,176	570,176
TOTAL ASSETS	$2,646,847	$2,856,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$256,276	$207,929
Accounts payable - related party	-	456,000
Accrued liabilities	1,025,954	1,020,743
Accrued compensation - officers	13,000	860,000
Customer deposit	423,548	6,771
Deferred revenue	-	51,578
Notes payable	169,624	104,308
Convertible notes payable, net of debt discount	405,403	600,614
Note payable to shareholder	92,512	1,220,279
Line of credit	311,273	311,273
TOTAL CURRENT LIABILITIES	2,697,590	4,839,495

LONG-TERM LIABILITIES
Notes payable	805,422	-
TOTAL LONG-TERM LIABILITIES	805,422	-

TOTAL LIABILITIES	3,503,012	4,839,495

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Preferred shares to be issued (2,006 shares)	2,006,000	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 52,712,778 and 40,173,778 shares issued and outstanding	5,271	4,017
Common shares to be issued (572,660 shares)	45,813	126,000
Additional paid-in capital	16,763,076	16,454,048
Accumulated deficit	(19,676,325)	(18,566,684)
TOTAL SHAREHOLDERS’ EQUITY	(856,165)	(1,982,619)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,646,847	$2,856,876

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Sales	$2,190,398	$2,231,095
Cost of sales	1,174,769	1,306,789
Gross profit	1,015,629	924,306

Operating expenses
Professional fees	259,566	376,056
Officer compensation	100,000	175,000
Payroll and related expense	528,835	637,172
Selling, general and administrative expenses	1,662,381	1,377,722
Total operating expenses	2,550,782	2,565,950

Loss from operations	(1,535,153)	(1,641,644)

Other income (expense)
Interest expense	(225,476)	(307,136)
Loss on deconsolidation	-	(2,539)
Amortization of debt discount	-	(1,347,070)
Loss on investment deposit	-	(15,000)
Loss on extinguishment of debt	-	(79,646)
Loss on conversion of stock	-	(32,710)
Equity loss in investment	-	(8,059)
Other income	20,703	-
Total other income (expense)	(204,773)	(1,792,160)

Loss before provision for income taxes	(1,739,926)	(3,433,804)

Provision for income taxes	-	-

Net loss	$(1,739,926)	$(3,433,804)

Preferred stock dividends	(74,446)	-
Deemed dividend for down-round provision in warrants	-	(2,013)
Net loss attributed to common stockholders	$(1,814,372)	$(3,435,817)

Weighted average shares outstanding - basic and diluted	46,763,793	36,060,208
Loss per share – basic and diluted	$(0.04)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Common Stock	Preferred Stock		Preferred Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2022	31,621,242	$3,162	$39,000	-	$-	$-	$14,740,401	$(15,130,867)	$(348,304)

Issuance of common stock for services	4,920,300	492	-	-	-		453,673	-	454,165
Issuance of common stock for debt and interest	2,083,000	208	-	-	-		350,683	-	350,891
Deemed dividend for down-round provision in warrants	-	-	-	-	-		2,013	(2,013)	-
Common shares to be issued for services	260,000	26	87,000	-	-		(87,026)	-	-
Additional BCF discount for down-round provision on notes	-	-	-	-	-		912,248	-	912,248
Cashless exercise of warrants	1,289,236	129	-	-	-		(129)	-
Investment in Averox	-	-	-	-	-		2,539	-	2,539
Debt discount on issuance of warrant	-	-	-	-	-		79,646	-	79,646

Net loss	-	-	-	-	-		-	(3,433,804)	(3,433,804)
Balance, December 31, 2023	40,173,778	$4,017	$126,000	-	$-	$	$16,454,048	$(18,566,684)	$(1,982,619)

Issuance of common stock for services	2,950,000	295	-	-	-		204,016	-	204,311
Issuance of common stock for debt and interest	7,789,000	779	-	-	-		371,001	-	371,780
Common shares to be issued for services	1,800,000	180	(126,000)	-	-		125,820	-	-
Preferred stock dividends, payable in common shares	-	-	45,813	-	-		-	(45,813)	-
Preferred stock dividends, payable in cash								(28,633)	(28,633)
Adoption of ASC 2020-06	-	-	-	-	-		(751,809)	704,731	(47,078)
Series A Preferred Stock to be issued for conversion of debt	-	-	-	-	-	1,878,000	-	-	1,878,000
Series A Preferred Stock to be issued for cash	-	-	-	-	-	128,000	-	-	128,000
Forgiveness of related party debt	-	-	-	-	-		360,000	-	360,000
Net loss	-	-	-	-	-		-	(1,739,926)	(1,739,926)
Balance, December 31, 2024	52,712,778	$5,271	$45,813	-	$-	$2,006,000	$16,763,076	$(19,676,325)	$(856,165)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

OPERATING ACTIVITIES
Net loss	$(1,739,926)	$(3,433,804)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,253	3,141
Bad debt expense	-	6,590
IRS Penalties	-	117,154
Issuance of common stock for services	204,311	454,165
Amortization of debt discounts	-	1,347,070
Finance costs	92,500	197,643
Loss on deconsolidation	-	2,539
Loss on investment deposit	-	15,000
Loss on extinguishment of debt	-	79,646
Loss on conversion of stock	-	32,710
Equity loss in investment	-	8,059
Changes in operating assets and liabilities:
Accounts receivable	(9,227)	(18,904)
Inventories	225,768	262,881
Prepaid expenses and other current assets	-	26,370
Accounts payable	48,347	107,531
Accounts payable - related parties	144,000	176,000
Accrued liabilities	69,720	218,110
Accrued compensation - officers	88,000	165,000
Deferred revenue	76,949	51,578
Customer deposits	288,252	(81,923)
Net cash used in operating activities	(509,053)	(263,444)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(858)
Employee advance	(10,000)	-
Note receivable	(20,767)	(21,149)
Cash paid for investment	-	(2,539)
Net cash used in investing activities	(30,767)	(24,546)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	-	3,952
Proceeds from notes payable	249,400	122,501
Repayments on notes payable	(178,812)	(27,767)
Proceeds from convertible notes payable	144,000	-
Repayments on convertible notes payable	(200,000)	(129,565)
Proceeds from note payable to shareholder	531,100	432,200
Repayments for note payable to shareholder	(155,868)	(86,600)
Proceeds from issuance of preferred stock	128,000	-
Net cash provided by (used in) financing activities	517,820	314,721

NET INCREASE (DECREASE) IN CASH	(22,000)	26,731

CASH
Beginning of period	$152,840	$126,109
End of period	$130,840	$152,840

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$61,553	$20,435

Non-Cash investing and financing activities
Beneficial conversion feature on down-round provision	$-	$912,248
Additional principal as consideration of maturity date extension	$92,500	$-
Common shares issued for future services	$-	$126,000
Accrued compensation in exchange for notes payable	$500,000	$-
Deemed dividend on down round provision	$-	$2,013
Common stock issued for conversion of convertible debt and accrued interest	$371,780	$351,890
Preferred stock issued for conversion of debt	$1,878,000	$-
Preferred stock dividends payable in common stock	$45,813	$-
Preferred stock dividends payable in cash	$28,633	$-

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,739,926 for the year ended December 31, 2024, and had an accumulated deficit of $19,676,325 as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history in addition to an analysis of future potential credit losses. Management considers the aging of accounts receivable, changes to customer credit ratings, as well as any industry-specific factors and economic growth trends that could impact credit loss estimates. Allowance for doubtful accounts as of December 31, 2024 and 2023 were $5,793 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2024 and 2023, the Company recorded $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2024 and 2023, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that an impairment test be performed at least annually. As of December 31, 2024, and 2023, the Company performed the required impairment analysis, resulting in no impairment adjustments.  Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the years ended December 31, 2024, and 2023, there were no derivative liabilities associated with our convertible notes payable.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Convertible Preferred Stock

The Company has authorized 10,000 shares of Series A Convertible Preferred Stock, each share convertible into 10,000 shares of the Company’s common stock. The preferred stock carries a dividend rate of 6% per annum, payable quarterly within 90 days of the applicable quarter, and 1,200 shares of common stock for each share of Series A titled to each holder. At any time after January 31, 2026, the Company has the right, but is not obligated, to call and redeem any outstanding Series A Preferred for $1,000 per share or to convert each share of Series A Preferred into 10,000 common shares. The Series A Convertible Preferred mature on January 31, 2028, at which time the Company shall convert all Series A Preferred into 10,000 common shares per Preferred.

The Company relied upon guidance and accounted for the Series A Convertible Preferred in accordance with ASC 480 and ASC 470 and determined that the Series A Preferred shares would be considered equity transactions. Except for the dividends, the only mandatory payments are the conversions at maturity, however since the conversions are settled in the Company’s own common stock, the Series A Preferred do not meet the criteria for liability classification. The Company also considered the requirement to classify the Series A Convertible Preferred as temporary equity; however, the Series A shares are not redeemable at the holder’s discretion. The Call option rests solely with management of the Company and the mandatory redemption does not necessitate cash payment since the Company has the option to settle in common stock. The Company considered it highly unlikely that it would redeem the shares for cash at maturity. In addition, extinguishment of debt transactions with related parties are considered to be a capital transaction.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Sales returns and allowances were $0 and $0 for the years ended December 31, 2024, and 2023, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2024, and 2023 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 11 and 12 for disclosures of revenue disaggregated by geographical area and product line.

Customer Deposits

Customer deposits represent cash paid to the Company by customers before the product has been completed and shipped and are considered fully refundable.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2024, and 2023 there were 21,000,000 and 1,000,000 warrants outstanding, respectively, to purchase shares of common stock. Basic and diluted earnings per share are the same during the years ended December 31, 2024, and 2023 due to the net loss incurred. As of December 31, 2024, the number of potentially dilutive shares issuable on our convertible notes and accrued interest, and convertible Series A preferred was 7,332,950.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 as of December 31, 2024, and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 as of December 31, 2024, and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

Note 3 – Inventories

Inventory at December 31, 2024 and 2023 consisted of the following:

	2024	2023
Raw materials	$867,260	$983,996
Work in Progress	446,044	283,568
Finished goods	222,710	494,219
Total inventories	$1,536,014	$1,761,783

At December 31, 2024 and 2023 the inventory reserve was $37,351 and $37,351, respectively.

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2024 and 2023:

	2024	2023
Furniture and fixtures	$104,674	$148,033
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,340	40,339
	432,523	475,881
Less accumulated depreciation	(430,559)	(471,664)
Property and equipment, net	$1,964	$4,217

Depreciation expense for the years ended December 31, 2024, and 2023 was $2,253 and $3,141, respectively. At December 31, 2024 and 2023, the Company had $425,219 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2024 and 2023 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2024 and 2023 was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Information regarding Grapheton as of and for the year ended December 31, 2024, is below:

Current assets	$7,054
Total assets	11,103
Current liabilities	1,763,822
Total liabilities	1,763,822
Total stockholders’ equity	(1,752,719)

Revenue	$-
Operating expenses	(27,651)
Other expenses	-
Net loss	(27,651)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the year ended December 31, 2024. The carrying value of this investment on December 31, 2024 was $0.

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

Note 7 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At December 31, 2024 and 2023, the amount outstanding under this note payable was $5,272 and $5,272, respectively.  The Company was in default on payment of the note payable as of December 31, 2024. The Company has communicated with the debt holder, and the amount is considered payable on demand as of December 31, 2024.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of December 31, 2024, the balance owed by the Company was $1,500.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of December 31, 2024, the note was paid in full.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2024, the balance of principal and interest on the Note was $305,400. (See Note 15)

On September 30, 2024, the Company entered into a Promissory Note with Robert Goldstein, the Company’s CEO, in the amount of $350,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2024, the balance of principal and interest on the Note was $356,300. (See Note 15)

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2024, the balance of principal and interest on the Note was $152,700.

On October 29, 2024, the Company entered into a note payable in the amount of $110,000. The note bears non-annualized interest of $31,900 and 78 payments of $1,819 are to be paid weekly until paid in full. As of December 31, 2024, the balance of principal and interest on the Note was $127,346.

On October 31, 2024, the Company entered into a note payable in the amount of $79,400 and included an origination fee of $2,374. The note bears non-annualized interest of 22,153 and 65 payments of $,1562 are to be paid weekly until paid in full. As of December 31, 2024, the balance of principal and interest on the Note was $68,406.

During the twelve months ended December 31, 2024, the Company received $2,500 from Cali From Above, a related party. The note is payable on demand and non-interest bearing.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes issued on May 5, 2022, and October 10, 2022, agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the twelve months ended December 31, 2024, the Company converted $371,780 in principal and interest in exchange for 7,789,000 shares of common stock.

On December 20, 2024, the Company received $72,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding.

On December 20, 2024, the Company received $72,000 from a shareholder, in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding.

The following table summarizes certain details related to our outstanding convertible notes:

	December 31, 2024
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
December 31, 2024	$261,403	$215	5%	16%	5.084%
February 20, 2030	$72,000	$-	6%	12%	6.168%
February 20, 2030	$72,000	$-	6%	12%	6.168%

Demand Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the twelve months ended December 31, 2024, the Company’s majority shareholder loaned $531,100 to the Company and was repaid $155,867. On September 30,2024, $1,203,000 owed to Mr. Goldstein was converted to 1,203 Series A Convertible Preferred shares of the Company (see Note 10) and $300,000 was forgiven by Mr. Goldstein and was recorded as a credit to additional paid in capital. As of December 31, 2024, and December 31, 2023, the balances due were $92,512 and $1,220,279, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

On September 30, 2024, Gold Team Inc., a company owned by the Company’s CEO, Robert Goldstein, agreed to convert $300,000 of the balance owed to him for accrued rents payable to a long-term note payable. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2024, the balance of principal and interest on the Note was $305,400. (See Note 15)

On September 30, 2024, the Company’s CEO, agreed to convert $350,000 of the balance owed to him for accrued compensation to a long-term note payable. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2024, the balance of principal and interest on the Note was $356,300. (See Note 15)

Future maturities of all loans and notes payable as of December 31, 2024, are as follows:

Years ended December 31,	December 31, 2024	December 31, 2023
2025	$537,190	$570,176
2026	30,270
2027	944,000
2028
2029	-
Thereafter
	$1,511,460	$570,176

Note 8 – Lines of Credit

As of December 31, 2024, the Company had three lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2024, and 2023, the amounts outstanding under these lines of credit were $311,273 and $311,273, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire annually on April 30 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the Company has elected the short-term lease exclusion under ASC 842. On October 1, 2024, Gold Team agreed to the forbearance of rent on both properties until July 1, 2025. Future minimum lease payments under this agreement for the twelve months ending December 31, 2025, is $108,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the twelve months ended December 31, 2024, and 2023 was $162,000 and $168,000, respectively. Cash paid under operating leases during the twelve months ended December 31, 2024, and 2023 was $0 and $0, respectively. On September 30, 2024, the cumulative balance payable on the leases was $618,000, of which $300,000 was converted to 300 Series A Convertible Preferred shares of the Company and the remaining balance of $300,000 was converted to a long-term note payable. (see Notes 7 and 10) As of December 31, 2024, the weighted average remaining lease terms were 0.1 years, and the weighted average discount rate was 8%.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Note 10 – Shareholders’ Equity

Common stock

During the twelve months ended December 31, 2024, the Company issued:

●	1,000,000 shares of common stock to its CFO, valued at $94,800; and

●	9,589,000 shares of common stock valued at $371,780 in satisfaction of convertible debt and interest; and

●	1,950,000 shares of common stock to consultants for services rendered valued at $109,411. The fair value was determined based on the Company’s stock price on the grant date; and

During the twelve months ended December 31, 2023, the Company issued:

●	2,600,000 shares of common stock to its Directors and President, valued at $239,080; and

●	2,083,000 shares of common stock valued at $350,891 in satisfaction of convertible debt and interest; and

●	2,580,300 shares of common stock to consultants for services rendered valued at $215,085. The fair value was determined based on the Company’s stock price on the grant date; and

●	771,845 and 517,391 shares of common stock in a cashless exercise of 1,500,000 and 1,000,000 warrants, respectively.

Convertible Preferred Stock, Series A

On November 27, 2024, the Company amended its Articles of Incorporation to authorize Series A Convertible Preferred Stock. The number of shares constituting such Series A Preferred Stock shall be 10,000 shares, par value of $.0001, out of the 5,000,000 shares, par value of $.0001, of preferred stock authorized by the Corporation in its Certificate of Incorporation. Each share of Series A Preferred Stock shall have a stated value of $1,000 (the “Stated Value”). Each holder of Series A Preferred Stock shall have the right to convert 1 share of Series A Preferred Stock into 10,000 shares of common stock in the Corporation, at the election of the holder by the holder delivering written notice of such conversion to the Board of Directors for the Corporation, pursuant to any procedure established by the Board of Directors. Holders of Series A Preferred Stock shall be entitled to receive an annual dividend, payable quarterly (i.e., every three months in a calendar year), within ninety (90) days of the last day of the applicable quarter, and prorated, where and if necessary, of (a) 6% of the holder’s Stated Value, in the aggregate based on the number of Series A Convertible Shares titled to such holder, in cash, and (b) 1,200 shares of common stock for each share of Series A Preferred stock titled to such holder. Holders of Series A Preferred Stock are entitled to vote on any and all matters submitted to the vote of the common shareholders of the Corporation with each share of Series A Preferred Stock equaling 10,000 shares of shares of common stock on a fully converted basis.

As of December 31, 2024, the Company is obligated, but has not yet issued:

●	300 shares of preferred stock to a related party for the conversion of $300,000 in accrued rent payable;

●	375 shares of preferred stock to a related party for the conversion of $375,000 in accrued compensation;

●	1,203 shares of preferred stock to a related party for the conversion of $1,203,000 in shareholder advances.

●	128 shares of preferred stock to a related party for $128,000 in cash.

As of December 31, 2024, the Company accrued $28,633 in cash dividends and 572,660 common stock dividends at a fair value of $45,813. All current holders of our Series A preferred agreed to defer payment of accrued interest and common stock dividends entitled to them until June 30, 2025.

Additional Paid in Capital

During the twelve months ending December 31, 2024, the Company recorded $360,000 to additional paid in capital as result of forgiveness of debt by a related party.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

On September 30, 2024, the date of issuance for the converted related party debt to Series A Convertible Preferred, the fair market value was estimated using the Option Pricing Model and the fair value of the underlying shares. Since the estimated fair market value was substantially lower than the liability extinguished and the transaction is not considered an arm’s length transaction, the Company recorded the aggregate value of the liability extinguished as a capital contribution.

Warrants

The following table summarizes the activity related to warrants:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	2,500,000	$0.11	2.32	$-
Granted	1,000,000	$0.05	5.00	$-
Forfeited	-			-
Exercised	2,500,000			-
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Granted
Forfeited	-
Exercised	-
Outstanding, December 31, 2024	1,000,000	$0.04	3.78	$39,000
Exercisable, December 31, 2024	1,000,000	$0.04	3.78	$39,000

The above warrants contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. During the twelve months ending December 31, 2023, the Company issued shares of common stock for $0.052 therefore, the exercise price of these warrants was adjusted from $0.75 to $0.052 pursuant to the down-round provision in the warrant agreement.  For the twelve months ending December 31, 2024, and 2023, the change in fair value between the value of the warrants using the new exercise price versus the old exercise price was calculated to be $0 and $2,013, respectively. These amounts are recorded as a deemed dividend in the accompanying consolidated financial statements.

The following table summarizes information about outstanding and exercisable warrants as of December 31, 2024

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,000,000	$0.05
1,000,000

Note 11 – Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Optron and Overhoff. Optron is located in Canoga Park, California and Overhoff is located in Milford, Ohio. The assets and operations of the Company’s acquisition of the assets of Electronic Control Concepts are included with Overhoff in the table below. The assets and operations of the Company’s subsidiary, Cali From Above are included with Optron in the table below up to the date of deconsolidation on March 3, 2023. (See Note 6)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Although the reportable segments use similar production processes for the Company’s hardware and software products and services, each one is managed separately to better align with the type of product manufactured. Our Optron facility produces radiation monitors, while the Overhoff facility manufactures tritium monitors. Both facilities offer calibration and repair services to the respective monitor systems or devices. The Company currently evaluates the performance of its reportable segments based on net sales and operating income. The Company’s Chief Operating Decision Maker (CODM) does not utilize any additional profit/loss metrics or any detailed asset allocations as part of the overall analysis, as the Company does not currently have these specific details available for review. While efforts are being made to enhance our internal metrics and reporting processes, currently, a complete suite of expense metrics for evaluating the effectiveness of our resource allocation across all segments is not fully operational. We are exploring project management tools and centralized platforms to integrate data from various sources and improve visibility into resource utilization. For each reporting segment, the Manager of Operations reports to the CODM, who is the Company’s CEO, Robert Goldstein.

The following tables summarize the Company’s segment information for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023
Sales
Optron	$154,013	$277,511
Overhoff	2,036,385	1,953,584
Corporate	-	-
	$2,190,398	$2,231,095

Gross profit
Optron	$(178,630)	$152,772
Overhoff	1,194,258	771,534
Corporate	-	-
	$1,015,628	$924,306

Income (loss) from operations
Optron	$(1,169,160)	$(985,803)
Overhoff	169,394	12,567
Corporate	(535,387)	(668,407)
	$(1,535,153)	$(1,641,644)

Interest Expenses
Optron	$9,285	$14,346
Overhoff	31,752	19,391
Corporate	184,439	273,399
	$225,476	$307,136

Net income (loss)
Optron	$(1,178,445)	$(1,007,689)
Overhoff	158,345	(1,824)
Corporate	(719,826)	(2,434,291)
	$(1,739,926)	$(3,433,804)

	As of December 31,
	2024	2023
Total Assets
Optron	$789,416	$830,844
Overhoff	1,836,834	2,007,107
Corporate	20,597	18,925
	$2,646,847	$2,856,876

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Note 12 – Geographical Sales

Net geographical sales are based on the location of customers of both reportable segments. Operating income for each geographic segment consists of net sales to third parties. The geographical information provided to the Company’s chief operating decision maker for the purpose of making decisions and assessing segment performance excludes asset information.

The geographical distribution of the Company’s sales for the years ended December 31, 2024, and 2023 is as follows:

	2024	2023
Geographical sales
North America	$1,668,963	$1,976,172
Asia	380,352	172,308
South America	19,698	12,356
Other	121,385	70,259
	$2,190,398	$2,231,095

Note 13 – Income Taxes

At December 31, 2024, and 2023, the significant components of the deferred tax assets are summarized below:

	2024	2023

Approximate net operating loss carry forwards	$16,036,000	$15,927,000

Deferred tax assets:
Federal net operating loss	$3,367,515	$3,344,643
State net operating loss	1,116,797	1,086,735
Tax credit	49,740	49,740
Goodwill	(148,373)	(148,373)
Total deferred tax assets	4,385,679	4,332,745
Less valuation allowance	(4,385,679)	(4,332,745)
	$-	$-

The valuation allowance increased by $52,934 in 2024 and increased by $1,553,998 in 2023. The Company generated additional net operating losses for the twelve months ended December 31, 2024, of $109,000. The valuation allowance in 2024 was adjusted to true-up to the tax returns as filed through December 31, 2023. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $16,036,000 begins to expire in 2027.

Income tax expense reflected in the consolidated statements of income consist of the following for 2024 and 2023:

	2024	2023
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2024, and 2023 is as follows:

	2024	2023

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-27.5%	-27.5%
Permanent differences	-1.0%	-0.0%
Amortization of goodwill	0.0%	0.3%
Effective income tax rate	0.0%	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. As of December 31, 2024, and 2023 penalties and interest accrued on unpaid payroll taxes were $72,953 and $117,154, respectively.

Note 14 – Concentrations

For the year ended December 31, 2024, one customer accounted for more than 10% of the Company sales at 18.93%. At December 31, 2024, four customers accounted for more than 10% of the accounts receivable balance, 29.1%, 27.6%, 14.4%, and 13.2%, respectively.

For the year ended December 31, 2023, three customers accounted for more than 10% of the Company sales, 28.38%, 11.36%. and 11.07%, respectively. At December 31, 2023 two customers accounted for more than 10% of the accounts receivable balance, 70.1% and 12.2%, respectively.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2024, and 2023.

Note 15 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the twelve months ended December 31, 2024, and 2023 was $162,000 and $176,000, respectively. As of December 31, 2024, and December 31, 2023, amounts payable to Gold Team Inc. in connection with the above leases amount to $0 and $456,000, respectively (See Notes 7 and 10).

As of December 31, 2024, and December 31, 2023, the Company had accrued compensation payable to its CEO of $13,000 and $650,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 into a note payable and $375,000 into Series A Convertible Preferred stock of the Company (See Notes 7 and 10).

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

During the year ended December 31, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 of the $210,000 owed to him for accrued compensation and converted the balance of $150,000 to a note payable. (See Note 8) During the year ended, December 31, 2023, the company issued 530,300 shares of common stock to Richard Landry for a value of $32,348 or $.061 per share, the fair value on the grant date.

During the year ended December 31, 2024, the Company’s CFO, Michael Hastings, invested an aggregate of $200,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), of which $72,000 was a convertible promissory note (See Note 7) and $128,000 was in the form of a subscription agreement that granted Mr. Hastings 128 Preferred, Series A shares of the Company (See Note 10).

Note 16 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On January 1, 2025, the Company entered into Cashless Warrant Exercise Agreements with two consultants for advisory services. The Agreements entitle the Holders to 2,500,000 shares of common stock at an exercise price of $0.08, with an exercise period of three years.

On January 7, 2025, the Company issued 2,580,460 common shares for debt and interest for a value of $154,828, or $0.06 per share.

On January 16, 2025, the Company issued 650,000 shares to its CFO as compensation for services for a value of $50,700, or $0.078 per share.

On January 16, 2025, the Company issued 200,000 shares to a consultant for services for a value of $14,000, or $0.07 per share.

On January 24, 2025, the Company issued 1,786,966 common shares for debt and interest for a value of $107,218, or $0.06 per share, and the note was considered paid in full.

On March 6, 2025, the Company issued 1,000,000 common shares for $50,000 cash, or $0.05 per share. On March 19, 2025, the Company issued an additional 834,000 common shares in error, related to March 6, 2025 transaction, and the Company is working with the transfer agent to cancel the shares.

On March 26, 2025, the Company received $9,000 from its CFO as a short-term note payable. The Note is on demand and non-interest bearing.

On April 2, 2025, the Company received $21,000 from its CFO as a short-term note payable. The Note is on demand and non-interest bearing.

On April 2, 2025, the Company repurchased 135,000 shares from a shareholder for $7,425, or $0.06 per share.

On April 11, 2025, the Company entered into a two-year Warrant agreement with the operations manager at the Company’s Overhoff division. The Agreement allows the Holder to exercise the warrant, in whole or in part, by cash or cashless exercise. The warrant shares will vest, provided the Holder remains continuously employed by the Company through each applicable vesting date: (1) 25% of the warrant shares will best on the first anniversary of the date of this warrant, and (2) the remaining 75% will vest in equal monthly installments over the following twelve months. If the Holder breaches any fiduciary duty, confidentiality obligation, or other duty of loyalty to the Company at any time following the exercise of this warrant, the Company shall have the right to cancel any warrant shares not yet sold or transferred by the Holder, and /or require the Holder to repay to the Company any and all gains realized from the sale, transfer, or other disposition of warrant shares within a period of one year prior to such breach.

The Exercise Price will be the average of the high and low trading prices of the common stock on the trading market for the trading day immediately preceding the original date of the issuance of this warrant. A cash exercise requires payment of the exercise price for the number of warrant shares exercised, and a cashless exercise would entitle the Holder to receive that number of warrant shares equal to the quotient obtained by dividing (A-B) x X by (A), where:

(A)	=	the average of the high and low trading prices of the Common stock on the trading market for the trading day immediately preceding the date of such election;

(B)	=	the exercise price

(X)	=	the number of warrant shares issuable upon exercise of this warrant in accordance with the terms of this warrant by means of a cash exercise rather than a cashless exercise.

On April 15, 2025, the Company entered into a promissory note with a third party for $50,000. The Note matures on October 1, 2025, and bears annual interest at 18%, payable monthly. As additional consideration, the lender will receive warrants to purchase common stock of the Company at $0.06 per share with a value of $10,000 (20% of the Note value) for a period of two years.

On June 10, 2025, the Company received $25,000 from its CFO as a short-term note payable. The Note is on demand and non-interest bearing.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
3.4	Certificate of Designation of Preferred Shares		10-Q		3.4	11/22/2024
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
4.2	Description of Securities	X
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
23.2	Consent of Independent Auditor		S-1/A		23.2	7/20/2022
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2025	US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2025	US Nuclear Corp

	By:	/s/ Michael Hastings
Chief Financial Officer Board of Directors