Form 10-Q
period 2025-03-31
US NUCLEAR CORP.
filed 2025-08-22
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of August 18, 2025, was 58,930,204.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$68,489	$130,840
Accounts receivable, net	60,985	351,398
Note receivable	41,916	41,916
Inventories	1,750,121	1,536,014
Prepaid expenses and other current assets	-	10,000
TOTAL CURRENT ASSETS	1,921,511	2,070,168

Property and equipment, net	1,604	1,964
Investments	4,539	4539
Goodwill	570,176	570,176
TOTAL ASSETS	$2,497,830	$2,646,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$252,645	$256,276
Accounts payable - related party	-	-
Accrued liabilities	1,111,480	1,025,954
Accrued compensation - officers	13,000	13,000
Customer deposit	302,607	423,548
Notes payable	135,411	169,624
Convertible notes payable, net of debt discount	144,000	405,403
Note payable to shareholder	104,512	92512
Line of credit	311,273	311,273
TOTAL CURRENT LIABILITIES	2,374,928	2,697,590

LONG-TERM LIABILITIES
Notes payable	805,422	805,422
TOTAL LONG-TERM LIABILITIES	805,422	805,422

COMMITMENTS & CONTINGENCIES	-	-

TOTAL LIABILITIES	3,180,350	3,503,012

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 58,930,204 and 52,712,778 shares issued and outstanding	5,893	5,271
Common shares to be issued (593,556 shares)	87,362	45,813
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 2,006 and 2,006, issued and outstanding	2,006,000	2,006,000
Additional paid in capital	17,526,009	16,763,076
Accumulated deficit	(20,307,784)	(19,676,325)
TOTAL SHAREHOLDERS’ EQUITY	(682,520)	(856,165)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,497,830	$2,646,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Sales	$476,705	$627,750
Cost of sales	127,788	273,981
Gross profit	348,917	353,769

Operating expenses
Selling, general and administrative expenses	872,797	498,198
Total operating expenses	872,797	498,198

Loss from operations	(523,880)	(144,429)

Other income (expense)
Interest expense	(36,352)	(37,202)
Other income	-	19,653
Total other income (expense)	(36,352)	(17,549)

Loss before provision for income taxes	(560,232)	(161,978)

Provision for income taxes	-	-

Net loss	$(560,232)	$(161,978)
Preferred stock dividends	(71,227)	-
Deemed dividend for down-round provision in warrants	-	-

Net loss attributed to common stockholders	$(631,459)	$(161,978)

Weighted average shares outstanding - basic and diluted	57,309,903	42,526,088

Loss per shares - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Preferred Stock Series A		Preferred Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2024	52,712,778	$5,271	$45,813	-	$-	$2,006,000	$16,763,076	$(19,676,325)	$(856,165)
Issuance of common stock for cash	1,000,000	100		-	-	-	49,900		50,000
Issuance of common stock for services	850,000	85	-	-	-	-	56,015	-	56,100
Issuance of common stock for debt and interest	4,367,426	437	-	-	-	-	262,019	-	262,456
Warrants issued for services	-	-	-	-	-	-	394,999	-	394,999
Preferred stock issued	-	-	-	2,006	201	(2,006,000)	2,005,799	-	-
Preferred stock dividends, payable in common shares	-	-	41,549	-	-	-	-	(41,549)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	(29,678)	(29,678)
Net loss	-	-	-	-	-	-	-	(560,232)	(560,232)

Balance, March 31, 2025	58,930,204	$5,893	$87,362	2,006	$201	$-	$19,531,808	$(20,307,784)	$(682,520)

	Common Stock		Common Stock	Preferred Stock Series A		Preferred Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	-	$-	$-	$16,454,048	$(18,566,684)	$(1,982,619)
					-	-
Issuance of common stock for services	1,250,000	125	-	-	-	-	50,385	-	50,510
Issuance of common stock for debt and interest	1,168,000	117	-	-	-	-	69,963	-	70,080
Deemed dividend for down-round provision in warrants	-	-	-	-	-	-	-	-	-
Common shares to be issued for services	1,800,000	180	(126,000)	-	-	-	-	-	-
Adoption of ASC 2020-06	-	-	-	-	-	-	(751,809)	704,731	146,799
Net loss	-	-	-	-	-	-	-	(161,978)	(161,978)

Balance, March 31, 2024	44,391,778	$4,439	$-	-	$-	-	$15,948,407	$(18,023,931)	$(2,071,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(560,232)	$(161,978)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	788
Issuance of common stock for services	56,100	50,510
Issuance of warrants for services	394,999	-
Debt discount amortization	-	-

Changes in operating assets and liabilities:
Accounts receivable	290,413	(46,907)
Inventories	(214,107)	(22,189)
Prepaid	10,000	-
Accounts payable	(3,630)	2,153
Accounts payable - related parties	-	48,000
Accrued liabilities	54,553	30,165
Accrued compensation - officers	-	25,000
Deferred revenue	-	(13,341)
Customer deposits	(120,942)	(771)
Net cash used in operating activities	(92,486)	(88,570)

INVESTING ACTIVITIES
Note receivable	-	(3,950)
Net cash used in investing activities	-	(3,950)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	-	(1,500)
Proceeds from issuance of note payable shareholder	12,000	181,400
Repayments of note payable shareholder	-	(69,524)
Repayments of notes payable	(31,865)	(38,505)
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	30,135	71,871

NET INCREASE (DECREASE) IN CASH	(62,351)	(20,649)

CASH
Beginning of period	$130,840	$152,840
End of period	$68,489	$132,191

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$10,398	$9,662

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$262,046	$70,080
Preferred stock dividends payable	$41,549	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2024, and notes thereto included in the Company’s annual report on Form 10-K filed on June 25, 2025. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $560,232 for the three months ended March 31, 2025, and had an accumulated deficit of $20,307,784 as of March 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Optron Scientific Company, Overhoff Technology Corporation (“Overhoff”), and its wholly-owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2025, and December 31, 2024.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history in addition to an analysis of future potential credit losses. Management considers the aging of accounts receivable, changes to customer credit ratings, as well as any industry-specific factors and economic growth trends that could impact credit loss estimates. Allowance for doubtful accounts as of March 31, 2025, and December 31, 2024 were $6,590 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2025, and December 31, 2024, the Company recorded $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2025, and December 31, 2024, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that an impairment test be performed at least annually. As of March 31, 2025, and December 31, 2024, the Company performed the required impairment analysis, resulting in no impairment adjustments.  Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the three months ended March 31, 2025, and December 31, 2024, there were no derivative liabilities associated with our convertible notes payable.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

The Company relied upon guidance and accounted for the Series A Convertible Preferred in accordance with ASC 480 and ASC 470 and determined that the Series A Preferred shares would be considered equity transactions. Except for the dividends, the only mandatory payments are the conversions at maturity, however since the conversions are settled in the Company’s own common stock, the Series A Preferred do not meet the criteria for liability classification. The Company also considered the requirement to classify the Series A Convertible Preferred as temporary equity; however, the Series A shares are not redeemable at the holder’s discretion. The Call option rests solely with management of the Company and the mandatory redemption does not necessitate cash payment since the Company has the option to settle in common stock. The Company considered it highly unlikely that it would redeem the shares for cash at maturity. In addition, extinguishment of debt transactions with related parties are considered to be capital transactions.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

These five elements, as applied to each of the Company’s revenue categories, are summarized below:

●	Product sales - revenue is recognized when the Company performs its obligations under the contracts it has with its customers to deliver products at an agreed upon price and it is generally when the control of the product has been transferred to the customer.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Sales returns and allowances were $0 and $0 for the three months ended March 31, 2025, and 2024, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2025, and 2024 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding.

Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For periods in which the Company has reported net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Three Months Ended March 31,
	2025	2024
	Common Stock	Common Stock
Numerator:
Net income (loss)	$(560,232)	$(161,978)
Preferred stock dividends	(71,227)	-
Net income (loss) attributable to common stockholders	$(631,459)	$(161,978)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	57,309,903	42,526,088
Effect of dilutive securities	-	-
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	57,309,903	42,526,088

Net income (loss) per share attributable to common stockholders—basic	$(0.01)	$(0.00)
Net income (loss) per share attributable to common stockholders—diluted	$(0.01)	$(0.00)

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
	Common Stock	Common Stock
Convertible notes and interest	2,072,571	4,367,514
Convertible preferred stock	20,060,000	-
Warrants	1,000,000	1,000,000
Total anti-dilutive securities	23,132,571	5,367,514

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

Note 3 – Inventories

Inventory as of March 31, 2025, and December 31, 2024 consisted of the following:

	2025	2024
Raw materials	$966,164	$867,200
Work in Progress	350,928	446,044
Finished goods	433,029	222,710
Total inventories	$1,750,121	$1,536,014

As of March 31, 2025, and December 31, 2024 the inventory reserve was $37,351 and $37,351, respectively.

Note 4 – Property and Equipment

The following are the details of property and equipment as of March 31, 2025, and December 31, 2024:

	2025	2024
Furniture and fixtures	$104,675	$104,674
Leasehold improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	40,340
	432,523	432,523
Less accumulated depreciation	(430,919)	(430,559)
Property and equipment, net	$1,604	$1,964

Depreciation expense for the three months ended March 31, 2025, and 2024 was $360 and $788, respectively. At March 31, 2025, and December 31, 2024, the Company had $425,219 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2025 and 2024 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2025 and 2024 was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Information regarding Grapheton for the three months ended March 31, 2025, is below:

Current assets	$790
Total assets	4,839
Current liabilities	1,763,822
Total liabilities	1,763,822
Total stockholders’ equity	(1,758,983)

Revenue	$-
Operating expenses	(6,264)
Other expenses	-
Net loss	(6,264)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the three months ended March 31, 2025. The carrying value of this investment on March 31, 2025 was $0.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At March 31, 2025, and 2024, the amount outstanding under this note payable was $5,272 and $5,272, respectively.  The Company was in default on payment of the note payable as of December 31, 2024. The Company has communicated with the debt holder, and the amount is considered payable on demand as of March 31, 2025.

On December 26, 2020, a line of credit held by the company had matured and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of March 31, 2025, the balance owed by the Company was $1,500.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of December 31, 2024, the note was paid in full.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of March 31, 2025, the balance of principal and interest on the Note was $310,800. (See Note 13)

On September 30, 2024, the Company entered into a Promissory Note with Robert Goldstein, the Company’s CEO, in the amount of $350,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of March 31, 2025, the balance of principal and interest on the Note was $362,600. (See Note 13)

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of March 31, 2025, the balance of principal and interest on the Note was $155,400.

On October 29, 2024, the Company entered into a note payable in the amount of $110,000. The note bears non-annualized interest of $31,900 and 78 payments of $1,819 are to be paid weekly until paid in full. As of March 31, 2025, the balance of principal and interest on the Note was $80,385.

On October 31, 2024, the Company entered into a note payable in the amount of $79,400 and included an origination fee of $2,374. The note bears non-annualized interest of 22,153 and 65 payments of $,1562 are to be paid weekly until paid in full. As of March 31, 2025, the balance of principal and interest on the Note was $52,526.

During the twelve months ended December 31, 2024, the Company received $150 from Averox, a related party. The note is payable on demand and non-interest bearing.

During the twelve months ended December 31, 2024, the Company received $2,500 from Cali From Above, a related party. The note is payable on demand and non-interest bearing.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes issued on May 5, 2022, and October 10, 2022, agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the three months ended March 31, 2025, the Company converted $262,456 in principal and interest in exchange for 4,367,426 shares of common stock and both Notes are paid in full.

On December 20, 2024, the Company received $72,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding. As of March 31, 2025, the balance of principal and interest was $73,080.

On December 20, 2024, the Company received $72,000 from a shareholder, in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding. As of March 31, 2025, the balance of principal and interest was $72,000.

The following table summarizes certain details related to our outstanding convertible notes:

	March 31, 2025
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
February 20, 2030	$72,000	$1,080	6%	12%	6.168%
February 20, 2030	$72,000	$-	6%	12%	6.168%

Demand Notes Payable to Shareholders

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the twelve months ended December 31, 2024, the Company’s majority shareholder loaned $531,100 to the Company and was repaid $155,867. On September 30,2024, $1,203,000 owed to Mr. Goldstein was converted to 1,203 Series A Convertible Preferred shares of the Company (see Note 9) and $300,000 was forgiven by Mr. Goldstein and was recorded as a credit to additional paid in capital. As of March 31, 2025, and March 31, 2024, the balance owed was $95,512 and $1,332,155, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

On March 25, 2025, the Company’s CFO loaned funds to the Company to cover general operating expenses. The loan is unsecured, non-interest bearing, and is payable upon demand. As of March 31, 2025, the balance owed was $9,000. (see Note 9)

Future maturities of all loans and notes payable as of March 31, 2025, are as follows:

Years ended December 31,	March 31, 2025	December 31, 2024
2025	$216,574	$537,190
2026	30,270	30,270
2027	800,000	944,000
2028	-	-
2029	144,000	-
Thereafter	-	-
	$1,190,844	$1,511,460

Note 7 – Lines of Credit

As of March 31, 2025, the Company had three lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of March 31, 2025, and December 31, 2024, the amounts outstanding under these lines of credit were $309,773 and $309,773, respectively.

Note 8 – Leases

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire annually on April 30, and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the Company has elected the short-term lease exclusion under ASC 842. On October 1, 2024, Gold Team agreed to the forbearance of rent on both properties until July 1, 2025. Future minimum lease payments under this agreement for the twelve months ending December 31, 2025, is $108,000. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the three months ended March 31, 2025, and 2024 was $0 and $0, respectively. Cash paid under operating leases during the twelve months ended March 31, 2025, and 2024 was $0 and $0, respectively. On September 30, 2024, the cumulative balance payable on the leases was $618,000, of which $300,000 was converted to 300 Series A Convertible Preferred shares of the Company and the remaining balance of $300,000 was converted to a long-term note payable. (see Notes 6 and 13) As of March 31, 2025, the weighted average remaining lease terms were 0.1 years, and the weighted average discount rate was 8%.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Note 9 – Shareholders’ Equity

Common stock

During the three months ended March 31, 2025, the Company issued:

●	650,000 shares of common stock to its CFO, valued at $42,900; and

●	4,367,426 shares of common stock valued at $262,456 in satisfaction of convertible debt and interest; and

●	200,000 shares of common stock to a consultant for services rendered, valued at $13,200. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,000,000 shares of common stock for cash, valued at $50,000. The fair value was determined based on the Company’s stock price on the grant date; and

During the three months ended March 31, 2024, the Company issued:

●	1,168,000 shares of common stock valued at $70,080 in satisfaction of convertible debt and interest; and

●	1,250,000 shares of common stock to consultants for services rendered valued at $50,510. The fair value was determined based on the Company’s stock price on the grant date

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

As of March 31, 2025, the Company is obligated, but has not yet issued:

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

As of March 31, 2025, the Company has accrued an aggregate of $58,311 in cash dividends and 1,166,216 common stock dividends at a fair value of $87,362. All current holders of our Series A preferred have agreed to defer payment of accrued interest and common stock dividends entitled to them until June 30, 2025.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Additional Paid in Capital

During the three months ending March 31, 2025, the Company recorded $394,999 to additional paid in capital in recognition of the fair value of warrants issued for services.

During the twelve months ending December 31, 2024, the Company recorded $360,000 to additional paid in capital as result of forgiveness of debt by a related party. On September 30, 2024, the transaction date for the converted related party debt to Series A Convertible Preferred, the fair market value was estimated using the Option Pricing Model and the fair value of the underlying shares. Since the estimated fair market value was substantially lower than the liability extinguished and the transaction is not considered an arm’s length transaction, the Company recorded the aggregate value of the liability extinguished as a capital contribution.

Warrants

On January 1, 2025, the Company issued two identical cashless warrant agreements for advisory services, entitling each holder to acquire up to 2,500,000 common shares at an exercise price of $0.08 for a three-year term. On the date of issuance, the exercise price was above the fair market value of the underlying shares on the grant date, resulting in no intrinsic value. The fair value at issuance was $394,999. These warrants are equity classified and the fair value at issuance was calculated using the Black Scholes pricing model. No significant unobservable inputs were used in the valuation, and no material adjustments were required. As such, the Company believes the fair value measurement falls within Level 2 of the ASC 820 hierarchy. The specific number of warrants outstanding has not yet been determined but is not expected to exceed the number of shares available for issuance. Should these warrants be fully exercised, common shareholders would experience dilution of up to 5,000,000 common shares.

The following table summarizes the activity related to warrants outstanding:

					Weighted
			Weighted		Average
			Average		Remaining		Aggregate
	Warrants		Exercise		Contractual		Intrinsic
	Outstanding		Price		Life		Value
Outstanding, December 31, 2023	1,000,000		$0.11		2.32		$-
Granted	-		$0.05		5.00		$-
Forfeited	-						-
Exercised	-						-
Outstanding, December 31, 2024	1,000,000		$0.05		4.86		$-
Granted	5,000,000
Forfeited	-
Exercised	-
Outstanding, March 31, 2025	6,000,000	**	$0.07	*	2.92	*	$30,000
Exercisable, March 31, 2025	6,000,000	**	$0.07	*	2.92	*	$30,000

Of the warrants outstanding as of March 31, 2025, 1,000,000 contain a down-round provision that requires the exercise price to be adjusted if the Company sells shares of common stock below the current exercise price. As of March 31, 2025, the Company issued shares of common stock at $0.04; therefore, according to the down-round provision in the warrant agreement, the exercise price for these warrants was adjusted from $0.052 to $0.04. During the twelve months ending December 31, 2024, the Company issued shares of common stock for $0.052; therefore, the exercise price of these warrants was adjusted from $0.75 to $0.052.

The following table summarizes information about outstanding and exercisable warrants as of March 31, 2025.

Outstanding and Exercisable
Number of Warrants		Exercise Price
1,000,000		$0.04
5,000,000	**	$0.08
6,000,000	**

*	The weighted average exercise price and remaining contractual life include the two cashless exercise warrant agreements entered into on January 1, 2025.

**	The specific number of warrants outstanding has not yet been determined for the two cashless exercises warrant agreements entered into on January 1, 2025, but is not expected to exceed the number of shares available for issuance. Should these warrants be exercised, common shareholders would experience dilution of up to 5,000,000 shares.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

The following tables summarize the Company’s segment information for the years ended March 31, 2025, and 2024:

	March 31,
	2025	2024
Sales
Optron	$86,217	$57,738
Overhoff	390,488	570,012
Corporate	-	-
	$476,705	$627,750

Gross profit
Optron	$46,931	$14,111
Overhoff	301,986	339,658
Corporate	-	-
	$348,917	$353,769

Income (loss) from operations
Optron	$(83,329)	$(230,120)
Overhoff	56,148	16,201
Corporate	(496,699)	(75,510)
	$(523,880)	$(144,429)

Interest Expenses
Optron	$2,046	$770
Overhoff	20,151	6,057
Corporate	14,155	30,375
	$36,352	$37,202

Net income (loss)
Optron	$(85,375)	$(230,889)
Overhoff	35,997	174,797
Corporate	(510,854)	(105,886)
	$(560,232)	$(161,978)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

	As of March 31,
	2025	2024
Total Assets
Optron	$912,495	$869,533
Overhoff	1,566,818	2,023,432
Corporate	18,517	15,520
	$2,497,830	$2,908,485

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 11 – Geographical Sales

Net geographical sales are based on the location of customers of both reportable segments. Operating income for each geographic segment consists of net sales to third parties. The geographical information provided to the Company’s chief operating decision maker for the purpose of making decisions and assessing segment performance excludes asset information.

The geographical distribution of the Company’s sales for the three months ended March 31, 2025, and 2024 is as follows:

	2025	2024
Geographical sales
North America	$446,377	$489,254
Asia	24,954	97,044
South America	-	-
Other	5,374	41,452
	$476,705	$627,750

Note 12 – Concentrations

For the three months ended March 31, 2025, two customers accounted for 29% and 35% of the Company’s sales. At March 31, 2025, three customers accounted for more than 10% of the accounts receivable balance, 10%, 10%, and 24%, respectively.

For the three months ended March 31, 2024, two customers accounted for 20% and 29% of the Company’s sales.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2025, and 2024.

Note 13 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2025, and 2024 was $0 and $48,000, respectively. As of March 31, 2025, and March 31, 2024, amounts payable to Gold Team Inc. in connection with the above leases amount to $0 and $504,000, respectively (See Note 6).

On March 26, 2025, the Company received $9,000 from its CFO as a short-term note payable. The Note is on demand and non-interest bearing.

As of March 31, 2025, and March 31, 2024, the Company had accrued compensation payable to its CEO of $13,000 and $885,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 into a note payable and $375,000 into Series A Convertible Preferred stock of the Company (See Note 6 and 9).

During the year ended December 31, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 of the $210,000 owed to him for accrued compensation and converted the balance of $150,000 to a note payable. (See Note 6)

During the year ended December 31, 2024, the Company’s CFO, Michael Hastings, invested an aggregate of $200,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), of which $72,000 was a convertible promissory note (See Note 6) and $128,000 was in the form of a subscription agreement that granted Mr. Hastings 128 Preferred, Series A shares of the Company (See Note 9).

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

Note 14 – Subsequent Events

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

On June 6, 2025, the Company issued 1,147,059 common shares to a third party in a cashless exercise of 1,000,000 warrants.

On June 6, 2025, the Company received $5,000 from its CFO as a short-term note payable. The Note is payable on demand and non-interest bearing.

On June 10, 2025, the Company received $25,000 from its CFO as a short-term note payable. The Note is payable on demand and non-interest bearing.

On June 16, 2025, the Company repaid $30,000 to its CFO, which was applied against his on-demand note payable

On June 18, 2025, the Company agreed to amend two convertible promissory notes, made effective on December 20, 2025. The conversion rights were amended as follows:

(a)	Preferred Conversion Option (Through June 30, 2025). If the Lender delivers written notice of conversion on or before June 30, 2025, the Lender shall be entitled to convert the outstanding balance of this Note—comprising (i) Principal, (ii) accrued but unpaid Interest as defined in Section 2, and (iii) any other costs due to Lender hereunder—into common stock of Borrower at a rate of 0.05 divided by the amount in (i) through (iii), so for example, conversion of $100 of the amount in (i) through (iii) equals 2,000 shares of common stock ($100 divided by 0.05).

(b)	Default Conversion Method (After June 30, 2025). If no written notice of conversion is delivered by June 30, 2025, the Note shall remain convertible at the existing conversion rate of 200,000 shares per $12,000 of the total amount described in (i)–(iii) above (the ‘Conversion Rate’).

On June 23, 2025, the Company issued 1,440,000 common shares to its CFO in satisfaction of $72,000 principal on a convertible note payable entered into by the Company on December 20, 2024 and amended on June 18, 2025. Upon conversion, the note was considered paid in full.

On June 23, 2025, the Company issued 1,440,000 common shares in satisfaction of $72,000 principal on a convertible note payable entered into by the Company on December 20, 2024 and amended on June 18, 2025. Upon conversion, the note was considered paid in full.

On July 17, 2025, the Company and Magneto-Inertial Fusion Technologies, Inc. (“MIFTI”) agreed to terminate the Cooperative Agreement entered into on Aprill 22, 2019 in full. As part of the settlement, and in exchange for the extinguishment of the rights and obligations associated with the MIFTI agreement, the Company was issued 622,710 dilutable shares of MIFTI common stock. In addition, and as consideration for the cancellation of the 500,000 non-dilutable shares of MIFTI stock owned by the Company, the Company received $250,000. (See Note 5)

On July 28, 2025, the Company’s Board of Directors approved five Cashless Warrant Agreements to our CEO, CFO, Michael Pope, a board member, and two consultants for services. The Agreements entitle each of the Holders to an aggregate of 5,500,000 shares of common stock at an exercise price of $0.06, with an exercise period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand US Nuclear Corp, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2024, filed with the Securities Exchange Commission on Form 10-K on June 25, 2025, should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the three months ending March 31, 2025, we derived 64% of our total revenues from sales made by Overhoff to two customers. We have experienced a 49% increase in business from our Technical Associates division compared to the three months ended March 31, 2024, which is largely due to expansion of our international customer base.

Our international revenues were 6.4% of our total revenue during the three months ended March 31, 2025. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%

Sales	$476,705	$627,750	$(151,045)	-24.1%
Cost of goods sold	127,788	273,981	(146,193)	-53.4%
Gross profit	348,917	353,769	(4,852)	-1.4%
Selling, general and administrative expenses	872,797	498,198	374,599	75.2%
Loss from operations	(523,880)	(144,429)	379,451	262.7%
Other expense	(36,352)	(17,549)	(18,803)	107.1%
Loss before provision for income taxes	(560,232)	(161,978)	(398,254)	245.9%
Provision for income taxes	-	-	-
Net loss	$(560,232)	$(161,978)	$(398,254)	245.9%

Sales for the three months ended March 31, 2025, were $476,705 compared to $627,750 for the same period in 2024. The decrease of $151,045 or 24.1% is a result of an increase in sales from our Optron subsidiary of $28,479 and a decrease in sales from our Overhoff subsidiary of $179,524. The overall decrease in sales is principally due to the mix of products and services sold during the period. The sales breakdown for the three months ended March 31, 2025, is as follows:

North America 93.64%

Asia (Including Japan) 5.23%

Other 1.13%

Our gross margins for the three months ended March 31, 2025, were 73.19% as compared to 56.36% for the same period in 2024. Gross margins increased for the three months ended March 31, 2025, due to the mix of products sold versus services provided as well as fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expenses for the three months ended March 31, 2025, were $872,797 compared to $498,198 for the same period in 2024. The increase of $374,599 or 75.2% was principally due to $451,099 in stock-based compensation offset by decreases in professional fees and payroll and employee benefits. Stock based compensation is issued for advisory services and as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended March 31, 2025, was $36,352 compared to $17,549 for the same period in 2024. The change was primarily due to an increase in the amortization of debt discounts associated with convertible debentures of $658,705.

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

At March 31, 2025, total assets decreased to $2,497,830 from $2,646,847 at December 31, 2024. The decrease primarily reflects decreases in accounts receivable and note receivable, offset by an increase in inventories.

At March 31, 2025, total liabilities decreased to $3,180,350 from $3,503,012 at December 31, 2024. The decrease is primarily the net of increases in accounts payable and customer deposits, offset by decreases in deferred revenue, accrued expenses, notes payable, and amortization of debt discounts. Notes payable and accrued expenses decreased $2,238,000 due to the forgiveness of $360,000 in debt and the conversion of $1,878,000 to Series A convertible preferred stock designated by the Company in 2024.

Net cash used in operating activities for the three months ended March 31, 2025, was $92,486 compared to $88,570 for the same period in 2024. The change in cash used in operations was principally due to changes in inventory, accounts receivable, and customer deposit working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2025, was $0 compared to $3,950 for the same period in 2024. The decrease in cash used in investing activities was due to the decrease of a note receivable by $3,950.

Net cash provided by financing activities for the three months ended March 31, 2025, was $30,135 compared to $71,871 for the same period in 2024. The decrease in cash from financing activities was primarily due to a reduction of proceeds from shareholder notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2025.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on June 25, 2025, for Risk Factors.

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

On March 6, 2025, the Company issued 1,000,000 common shares for $50,000 cash, or $0.05 per share. On March 19, 2025, the Company issued an additional 834,000 common shares in error, related to the March 6, 2025 transaction, and the Company is working with the transfer agent to cancel the shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
3.4	Certificate of Designation of Preferred Shares		10-Q		3.4	11/27/2024
3.4.1	Amended Certificate of Designation of Preferred Shares	X			3.4.1
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

		By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

		By:	/s/ Michael Hastings
Chief Financial Officer and Director

Date:	August 22, 2025