Form 10-Q
period 2025-06-30
US NUCLEAR CORP.
filed 2025-10-27
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s common stock outstanding as of October 23, 2025, was 60,077,263.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$46,285	$130,840
Accounts receivable, net	38,533	351,398
Note receivable	40,916	41,916
Inventories	1,804,143	1,536,014
Prepaid expenses and other current assets	-	10,000
TOTAL CURRENT ASSETS	1,929,877	2,070,168

Property and equipment, net	1,244	1,964
Investments	4,539	4,539
Goodwill	570,176	570,176
TOTAL ASSETS	$2,505,836	$2,646,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$279,511	$256,276
Accrued liabilities	1,166,065	1,025,954
Accrued compensation – officers	13,000	13,000
Customer deposit	302,472	423,548
Notes payable	152,758	169,624
Convertible notes payable, net of debt discount	-	405,403
Note payable to shareholder	126,512	92512
Line of credit	410,948	311,273
TOTAL CURRENT LIABILITIES	2,451,266	2,697,590

LONG-TERM LIABILITIES
Notes payable	805,272	805,422
TOTAL LONG-TERM LIABILITIES	805,272	805,422

COMMITMENTS & CONTINGENCIES	-	-

TOTAL LIABILITIES	3,256,538	3,503,012

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 59,942,263 and 52,712,778 shares issued and outstanding	5,995	5,271
Common shares to be issued (572,660 shares)	247,386	45,813
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 2,006 and -0-, issued and outstanding	201	-
Preferred shares, Series A to be issued	-	2,006,000
Additional paid in capital	19,556,656	16,763,076
Accumulated deficit	(20,560,940)	(19,676,325)
TOTAL SHAREHOLDERS’ EQUITY	(750,702)	(856,165)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,505,836	$2,646,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales	$447,071	$502,568	$923,776	$1,130,318
Cost of sales	197,739	244,127	325,527	518,108
Gross profit	249,332	258,441	598,249	612,210

Operating expenses
Selling, general and administrative expenses	405,457	621,641	1,278,255	1,119,839
Total operating expenses	405,457	621,641	1,278,255	1,119,839

Loss from operations	(156,125)	(363,200)	(680,006)	(507,629)

Other income (expense)
Interest expense	(27,674)	(92,149)	(64,026)	(129,352)
Incentive expense	(24,000)	-	(24,000)
Other income	-	(77)	-	19,577
Total other income (expense)	(51,674)	(92,226)	(88,026)	(109,775)

Income/(Loss) before provision for income taxes	(207,799)	(455,426)	(768,031)	(617,404)

Provision for income taxes	-	-		-
Net income/(loss)	$(207,799)	$(455,426)	$(768,031)	$(617,404)

Preferred stock dividends	(46,032)	-	(117,259)	-

Net income/(loss) attributed to common stockholders	$(253,831)	$(455,426)	$(885,290)	$(617,404)

Weighted average shares outstanding - basic and diluted	47,913,673	45,498,061	60,035,320	44,012,115

Loss per shares - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	$16,454,048	$(18,566,684)	$(1,982,619)
Issuance of common stock for services	1,250,000	125	-	50,385	-	50,510
Issuance of common stock for debt and interest	1,168,000	117	-	69,963	-	70,080
Deemed dividend for down-round provision in warrants	-	-	-	-	-	-
Common shares to be issued for services	1,800,000	180	(126,000)	125,820	-	-
Additional BCF discount for down-round provision on notes	-	-	-	146,799	-	146,799
Adoption of ASC 2020-06	-	-	-	(751,809)	704,731	(47,078)
Net loss	-	-	-	-	(161,978)	(161,978)
Balance, March 31, 2024	44,391,778	$4,439	$-	$15,948,407	$(18,023,931)	$(2,071,085)
Issuance of common stock for services	1,700,000	170	-	153,631	-	153,801
Issuance of common stock for debt and interest	1,334,000	133	-	59,907	-	60,040
Net loss	-	-	-	-	(455,426)	(455,426)
Balance, June 30, 2024	47,425,778	4,742	-	16,161,945	(18,479,357)	(2,312,670)

	Common Stock			Preferred Stock Series A
	Common Shares	Amount	Common Stock Payable	Preferred Shares	Amount	Preferred Stock Payable	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2024	52,712,778	$5,271	$-	-	$-	2,006,000	$16,763,076	$-	$(19,676,325)	$(856,165)
Issuance of common stock for services	850,000	85	-	-	-	-	56,015	-	-	50,510
Issuance of common stock for debt and interest	4,367,426	437	-	-	-	-	262,019	-	-	262,456
Issuance of common stock for cash	1,000,000	100	-	-	-	-	49,900	-	-	50,000
Preferred shares issued	-	-	-	2,006	201	(2,006,000)	2,005,799	-	-	-
Preferred stock dividends, payable in common shares	-	-	41,549	-	-	-	-	-	(41,549)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	-	(29,678)	(29,678)
Net loss	-	-	-	-	-	-	-	-	(560,232)	(560,232)
Balance, March 31, 2025	58,930,204	$5,893	$87,362	2,006	$201	-	$19,531,808	$-	$(20,307,785)	$(682,520)
Issuance of common stock for debt and interest	-	-	144,000	-	-	-	-	-	-	144,000
Cashless exercise of warrants	1,147,059	115	-	-	-	-	(115)	-	-	-
Preferred stock dividends, payable in common shares	-	-	16,024	-	-	-	-	-	(16,024)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	-	(30,008)	(30,008)
Warrants issued for debt	-	-	-	-	-	-	8,334	-	-	8,334
Warrants issued for services							716		-	716
Incentive expense on convertible debt	-	-	-	-	-	-	24,000	-	-	24,000
Retroactive correction to value of shares issued for debt and interest	-	-	-	-	-	-	(411)	-	-	(411)
Repurchase of common shares	(135,000)	(13)	-	-	-	-	(8,087)	(7,425)	675	(7,425)
Net loss	-	-	-	-	-	-	-	-	(207,799)	(207,799)
Balance, June 30, 2025	59,942,263	$5,995	$247,386	2,006	$201	-	$19,556,656	$(7,425)	$(20,560,940)	$(750,702)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(768,031)	$(617,404)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720	788
Issuance of common stock for services	451,815	204,311
Issuance of common stock for debt	8,333	-
Financing costs	-	70,000
Incentive expense	24,000	-
Loss on deconsolidation	-	-

Changes in operating assets and liabilities:
Accounts receivable	312,865	62,244
Note receivable	1,000	-
Inventories	(268,129)	(47,484)
Prepaid	10,000	-
Accounts payable	23,236	7,739
Accounts payable - related parties	-	96,000
Accrued liabilities	79,155	(30,567)
Accrued compensation - officers	-	50,000
Deferred revenue	(121,077)	15,342
Customer deposits	-	-
Net cash used in operating activities	(246,113)	(189,031)

INVESTING ACTIVITIES
Employee advance	-	(10,000)
Note receivable	-	(8,081)
Net cash used in investing activities		(18,081)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	102,000	5,297
Proceeds from issuance of note payable shareholder	133,000	383,100
Repayments of note payable shareholder	(99,000)	(119,568)
Proceeds from notes payable	50,000	-
Repayments of notes payable	(67,017)	(76,708)
Treasury stock	(7,425)	-
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	161,558	192,121

NET INCREASE (DECREASE) IN CASH	(84,555)	(14,991)

CASH
Beginning of period	$130,840	$152,840
End of period	$46,285	$137,849

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$32,411	$9,662

Non-cash disclosures:
Stock option expense	$716	$-
Common stock issued for conversion of debt and interest	$262,456	$130,120
Preferred stock dividends payable	$57,573	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $768,031 for the six months ended June 30, 2025, and had an accumulated deficit of $20,560,940 as of June 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of June 30, 2025, and December 31, 2024.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history in addition to an analysis of future potential credit losses. Management considers the aging of accounts receivable, changes to customer credit ratings, as well as any industry-specific factors and economic growth trends that could impact credit loss estimates. Allowance for doubtful accounts as of June 30, 2025, and December 31, 2024 were $6,590 and $6,590, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of June 30, 2025, and December 31, 2024, the Company recorded $37,351 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2025, and December 31, 2024, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that an impairment test be performed at least annually. As of June 30, 2025, and December 31, 2024, the Company performed the required impairment analysis, resulting in no impairment adjustments.  Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the six months ended June 30, 2025, and December 31, 2024, there were no derivative liabilities associated with our convertible notes payable.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

Treasury Stock

The company may, from time to time, re-acquire its own issued and outstanding common or preferred stock. Reacquired shares are designated as treasury shares and are recorded at the cost of the shares surrendered. Treasury shares are not considered an asset; rather, they are presented as a deduction from total stockholders’ equity on the balance sheet. The company accounts for treasury share transactions using the Par Value Method in accordance with ASC 505-30. (See Note 9)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company considers the dilutive effect of warrants in its calculation of diluted EPS using the treasury stock method. However, the calculation excludes any warrants that are anti-dilutive.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

Sales returns and allowances were $0 and $0 for the six months ended June 30, 2025, and 2024, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the six months ended June 30, 2025, and 2024 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

	Six Months Ended June 30,
	2025	2024
	Common Stock	Common Stock

Numerator:
Net income (loss)	$(768,031)	$(617,404)
Preferred stock dividends	(117,259)	-
Net income (loss) attributable to common stockholders	$(885,290)	$(617,404)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	60,035,320	44,012,115
Effect of dilutive securities	-	-
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	60,035,320	44,012,115

Net income (loss) per share attributable to common stockholders—basic	$(0.01)	$(0.01)
Net income (loss) per share attributable to common stockholders—diluted	$(0.01)	$(0.01)

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Six Months Ended June 30,
	2025	2024
	Common Stock	Common Stock
Convertible Notes and Interest	54,000	4,367,514
Convertible Preferred Stock	20,060,000	-
Warrants	-	1,000,000
Total anti-dilutive securities	20,114,000	5,367,514

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to simplify how companies measure credit losses on short-term accounts receivable and contract assets. The amendments in the ASU add a practical expedient, whereby a company assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new standard is effective for annual reporting periods beginning after December 31, 2025, and interim reporting periods withing those annual reporting periods, with early adoption permitted. The Company is currently evaluating the new standard and does not expect this ASU to have a material effect on the Company’s consolidated financial statements and related disclosures.

Note 3 – Inventories

Inventory as of June 30, 2025, and December 31, 2024 consisted of the following:

	2025	2024
Raw materials	$1,053,283	$867,260
Work in Progress	417,903	446,044
Finished goods	332,957	222,710
Total inventories	$1,804,143	$1,536,014

As of June 30, 2025, and December 31, 2024 the inventory reserve was $37,351 and $37,351, respectively.

Note 4 – Property and Equipment

The following are the details of property and equipment as of June 30, 2025, and December 31, 2024:

	2025	2024
Furniture and fixtures	$104,675	$104,674
Leasehold improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,339	40,340
	432,523	432,523
Less accumulated depreciation	(431,279)	(430,559)
Property and equipment, net	$1,244	$1,964

Depreciation expense for the six months ended June 30, 2025, and 2024 was $720 and $788, respectively. At June 30, 2025, and December 31, 2024, the Company had $425,219 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2025 and 2024 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at June 30, 2025 and 2024 was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Information regarding Grapheton for the six months ended June 30, 2025, is below:

Current assets	$6,822
Total assets	10,870
Current liabilities	1,773,822
Total liabilities	1,773,822
Total stockholders’ equity	(1,762,951)

Revenue	$-
Operating expenses	(11,520)
Other expenses	-
Net loss	(11,520)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the six months ended June 30, 2025. The carrying value of this investment on June 30, 2025 was $0.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518 and is due on April 15, 2021. At June 30, 2025, and 2024, the amount outstanding under this note payable was $5,272 and $5,272, respectively.  The Company was in default on payment of the note payable as of December 31, 2024. The Company has communicated with the debt holder, and the amount is considered payable on demand as of June 30, 2025.

On December 26, 2020, a line of credit held by the company had matured, and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of June 30, 2025, the balance owed by the Company was $1,500.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of December 31, 2024, the note was paid in full.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of June 30, 2025, the balance of principal and interest on the Note was $316,200. (See Note 13)

On September 30, 2024, the Company entered into a Promissory Note with Robert Goldstein, the Company’s CEO, in the amount of $350,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of June 30, 2025, the balance of principal and interest on the Note was $368,900. (See Note 13)

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of June 30, 2025, the balance of principal and interest on the Note was $158,100.

On October 29, 2024, the Company entered into a note payable in the amount of $110,000. The note bears non-annualized interest of $31,900 and 78 payments of $1,819 are to be paid weekly until paid in full. As of June 30, 2025, the balance of principal and interest on the Note was $63,462.

On October 31, 2024, the Company entered into a note payable in the amount of $79,400 and included an origination fee of $2,374. The note bears non-annualized interest of $22,153 and 65 payments of $,1562 are to be paid weekly until paid in full. As of June 30, 2025, the balance of principal and interest on the Note was $36,646.

During the twelve months ended December 31, 2024, the Company received $150 from Averox, a related party. The note is payable on demand and non-interest bearing.

During the twelve months ended December 31, 2024, the Company received $2,500 from Cali From Above, a related party. The note is payable on demand and non-interest bearing.

On April 15, 2025, the Company entered into a promissory note with a third party for $50,000. The Note matures on October 1, 2025, and bears annual interest at 18%, payable monthly. As additional consideration, the lender will receive warrants to purchase common stock of the Company at $0.06 per share with a value of $10,000 (20% of the Note value) for a period of two years. As of June 30, 2025, the balance of principal and interest on the Note was $51,874.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes issued on May 5, 2022, and October 10, 2022, agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the six months ending June 30, 2025, the Company converted $262,456 in principal and interest in exchange for 4,367,426 shares of common stock and both Notes are paid in full.

On December 20, 2024, the Company received $72,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding. On June 18, 2025, and as an incentive to convert the Note, the Company modified the conversion terms whereby if the Lender delivers written notice of conversion by June 30, 2025, the Lender would be entitled to convert the outstanding balance at a rate of 0.05 divided by the amount converted. The Lender accepted the incentive and on June 23, 2025, the Company issued 1,440,000 common shares to its CFO in satisfaction of $72,000 principal. Upon conversion, the principle on the note was considered paid in full and $2,160 in accrued interest remains outstanding.The Company evaluated the transaction under ASC 470-20 and recognized incentive expense of $12,000, representing the fair value of the added consideration.

On December 20, 2024, the Company received $72,000 from a shareholder, in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding.On June 18, 2025, and as an incentive to convert the Note, the Company modified the conversion terms whereby if the Lender delivers written notice of conversion by June 30, 2025, the Lender would be entitled to convert the outstanding balance at a rate of 0.05 divided by the amount converted. The Lender accepted the incentive and on June 23, 2025, the Company issued 1,440,000 common shares in satisfaction of $72,000 principal. Upon conversion, the principle on the note was considered paid in full and $1,080 in accrued interest remains outstanding.The Company evaluated the transaction under ASC 470-20 and recognized incentive expense of $12,000, representing the fair value of the added consideration.

The following table summarizes certain details related to our outstanding convertible notes:

	June 30, 2025
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
February 20, 2030	$-	$1,080	6%	12%	6.168%
February 20, 2030	$-	$2,160	6%	12%	6.168%

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

Demand Notes Payable to Shareholders

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the twelve months ended December 31, 2024, the Company’s majority shareholder loaned $531,100 to the Company and was repaid $155,867. On September 30,2024, $1,203,000 owed to Mr. Goldstein was converted to 1,203 Series A Convertible Preferred shares of the Company (see Note 9) and $300,000 was forgiven by Mr. Goldstein and was recorded as a credit to additional paid in capital. As of June 30, 2025, and December 31, 2024, the balance owed was $96,512 and $92,512, respectively.

On March 25, 2025, the Company’s CFO loaned funds to the Company to cover general operating expenses. The loan is unsecured, non-interest bearing, and is payable upon demand. As of June 30, 2025, the balance owed was $30,000. (see Note 9)

Future maturities of all loans and notes payable as of June 30, 2025, are as follows:

Years ended December 31,	June 30, 2025	December 31, 2024
2025	$259,771	$537,190
2026	30,270	30,270
2027	800,000	944,000
2028	-	-
2029	-	-
Thereafter	-	-
	$1,090,041	$1,511,460

Note 7 – Lines of Credit

As of June 30, 2025, the Company had three lines of credit with a maximum borrowing amount of $500,000 with interest ranging from 5.5% to 55.0%. As of June 30, 2025, and December 31, 2024, the amounts outstanding under these lines of credit were $409,773 and $309,773, respectively.

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

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire annually on April 30, and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the Company has elected the short-term lease exclusion under ASC 842 Leases. On October 1, 2024, Gold Team agreed to forego rent on both properties until July 1, 2025, and no lease expense has been accrued or paid during the six months ending June 30, 2025. Subsequent to June 30, 2025, the rental rate at the Milford, Ohio location was reduced to $6,000 per month, with the first payment due on July 1, 2025. The lease for the Canoga Park, CA location was renewed on a month-to-month basis and GoldTeam has agreed to continue to forgo any rent at the California facility until further notice by GoldTeam. Future minimum lease payments for the remaining six months ending December 31, 2025, is $36,000.

The lease expense for the six months ended June 30, 2025, and 2024 was $0 and $96,000, respectively. Cash paid under operating leases during the six months ended June 30, 2025, and 2024 was $0 and $0, respectively. As of June 30, 2025, the weighted average remaining lease term is 0.75 years, and the weighted average discount rate is 8%.

On September 30, 2024, the cumulative balance payable on the leases was $618,000, of which $300,000 was converted to 300 Series A Convertible Preferred shares of the Company and the remaining balance of $300,000 was converted to a long-term note payable. (see Notes 6 and 13)

Note 9 – Shareholders’ Equity

Common stock

During the six months ended June 30, 2025, the Company issued:

●	650,000 shares of common stock to its CFO, valued at $42,900; and

●	4,367,426 shares of common stock valued at $262,456 in satisfaction of convertible debt and interest; and

●	200,000 shares of common stock to a consultant for services rendered, valued at $13,200. The fair value was determined based on the Company’s stock price on the grant date; and

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

●	1,000,000 shares of common stock for cash, valued at $50,000. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,147,059 shares of common stock for cashless exercise of warrants; and

As of June 30, 2025, the Company is obligated but has not yet issued 2,880,000 shares of common stock for the conversion of $144,000 in debt.

During the six months ended June 30, 2024, the Company issued:

●	2,502,000 shares of common stock valued at $130,120 in satisfaction of convertible debt and interest; and

●	2,950,000 shares of common stock to consultants for services rendered valued at $153,801. The fair value was determined based on the Company’s stock price on the grant date

Treasury Stock

On April 2, 2025, the Company repurchased and cancelled 135,000 shares from a shareholder for $7,425, or $0.055 per share. Under the Par Value Method, the Company recorded a credit to retained earnings of $675, representing the gain in the value of the repurchased shares over the original cost, or $0.005 per share.

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

As of June 30, 2025, the Company is obligated, but has not yet issued:

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

As of June 30, 2025, the Company has accrued an aggregate of $86,010 in cash dividends and 1,766,367 common stock dividends at a fair value of $103,386. All current holders of our Series A preferred have agreed to defer payment of accrued interest and common stock dividends entitled to them until June 30, 2025.

Additional Paid in Capital

During the six months ending June 30, 2025, the Company recorded $394,999 to additional paid in capital in recognition of the fair value of warrants issued for services, a reduction to additional paid in capital of $115 for the cashless exercise of warrants by a noteholder, $24,000 as an incentive expense for the conversion of debt, $8,334 for warrants issued for debt, and $716 for the amortization of employee warrants.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

On April 11, 2025, the Company entered into a two-year Warrant agreement with the operations manager at the Company’s Overhoff division. The Agreement allows the Holder to exercise the warrant, in whole or in part, by cash or cashless exercise. The warrant shares will vest, provided the Holder remains continuously employed by the Company through each applicable vesting date: (1) 25% of the warrant shares will best on the first anniversary of the date of this warrant, and (2) the remaining 75% will vest in equal monthly installments over the following twelve months. If the Holder breaches any fiduciary duty, confidentiality obligation, or other duty of loyalty to the Company at any time following the exercise of this warrant, the Company shall have the right to cancel any warrant shares not yet sold or transferred by the Holder, and /or require the Holder to repay to the Company any and all gains realized from the sale, transfer, or other disposition of warrant shares within a period of one year prior to such breach. Under ASC 718, Stock Compensation, the Company is required to recognize the fair value of these warrants as compensation expense over the vesting period on a straight-line basis. The warrants are equity classified and the fair value at issuance was calculated using the Black Scholes pricing model. No significant unobservable inputs were used in the valuation, and no material adjustments were required. The fair value on the date of grant was $9,800 and the Company recorded $716 as stock compensation expense for the six months ending June 30, 2025.

The Company’s warrants are classified as equity, and their value is carried in the additional paid-in capital account in the stockholders’ equity section of the balance sheet.

On June 6, 2025, the Company issued 1,147,059 common shares to a third party in a cashless exercise of 1,000,000 warrants.

The following table summarizes the activity related to warrants outstanding:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Warrants		Exercise	Contractual	Intrinsic
	Outstanding		Price	Life	Value
Outstanding, December 31, 2023	1,000,000		$0.11	2.32	$-
Granted	-
Forfeited	-				-
Exercised	-				-
Outstanding, December 31, 2024	1,000,000		$0.05	4.86	$-
Granted	5,513,726
Forfeited	-
Exercised	(1,147,059)
Outstanding, June 30, 2025	5,366,667	**	$0.05	2.21	$30,000
Exercisable, June 30, 2025	5,366,667	**	$0.05	2.21	$30,000

The following table summarizes information about outstanding and exercisable warrants as of June 30, 2025.

Outstanding and Exercisable
Number of Warrants		Exercise Price
166,667		$0.06
5,000,000	**	$0.08
200,000		$0.027
5,366,667	**

*	The weighted average exercise price and remaining contractual life include the two cashless exercise warrant agreements entered into on January 1, 2025.

**	The specific number of warrants outstanding has not yet been determined for the two cashless exercises warrant agreements entered into on January 1, 2025, but is not expected to exceed the number of shares available for issuance. Should these warrants be exercised, common shareholders would experience dilution of up to 5,000,000 shares.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales
Optron	$37,910	$201,319	$124,127	$259,056
Overhoff	409,161	301,249	799,649	871,262
Corporate	-	-	-	-
	$447,071	$502,568	$923,776	$1,130,318

Gross profit
Optron	$(52,829)	$111,093	$(5,898)	$125,204
Overhoff	302,161	147,348	604,147	487,006
Corporate	-	-	-	-
	$249,332	$258,441	$598,249	$612,210

Income (loss) from operations
Optron	$(140,075)	$368,111	$(223,404)	$137,991
Overhoff	42,889	(551,031)	99,037	(389,830)
Corporate	(58,939)	(180,280)	(555,638)	(255,790)
	$(156,125)	$(363,200)	$(680,005)	$(507,629)

Interest Expenses
Optron	$2,271	$449	$4,317	$1,219
Overhoff	7,943	6,297	28,094	12,354
Corporate	41,460	85,403	55,615	115,779
	$51,674	$92,149	$88,026	$129,352

Net income (loss)
Optron	$(142,346)	$(171,561)	$(227,721)	$(402,450)
Overhoff	34,946	(18,182)	70,943	156,615
Corporate	(100,399)	(265,683)	(611,253)	(371,569)
	$(207,799)	$(455,426)	$(768,031)	$(617,404)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

	As of June 30,
	2025	2024
Total Assets
Optron	$887,018	$855,231
Overhoff	1,614,270	1,970,847
Corporate	4,548	18,340
	$2,505,836	$2,844,418

Goodwill
Optron	$-	$-
Overhoff	570,176	570,176
Corporate	-	-
	$570,176	$570,176

Note 11 – Geographical Sales

Net geographical sales are based on the location of customers of both reportable segments. Operating income for each geographic segment consists of net sales to third parties. The geographical information provided to the Company’s chief operating decision maker for the purpose of making decisions and assessing segment performance excludes asset information.

The geographical distribution of the Company’s sales for the three end six months ended June 30, 2025, and 2024 is as follows:

	Three Months Ended June 30,
	2025	2024
Geographical sales
North America	$397,472	$218,633
Asia	4,532	95,014
Other	45,067	188,921
	$447,071	$502,568

	Six Months Ended June 30,
	2025	2024
Geographical sales
North America	$843,849	$707,886
Asia	29,486	192,058
Other	50,441	230,374
	$923,776	$1,130,318

Note 12 – Concentrations

For the six months ended June 30, 2025, two customers accounted for 46% and 18% of the Company’s sales and one customer accounted for more than 10% of the accounts receivable balance.

For the six months ended June 30, 2024, three customers accounted for 17%, 15%, and 14% of the Company’s sales and seven customers accounted for more than 10% of the accounts receivable balance.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended June 30, 2025, and 2024.

Note 13 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the six months ended June 30, 2025, and 2024 was $0 and $96,000, respectively. As of June 30, 2025, and June 30, 2024, amounts payable to Gold Team Inc. in connection with the above leases amount to $0 and $552,000, respectively (See Note 6).

During the six months ending June 30, 2025, the Company received an aggregate of $60,000 in loans from its CFO and repaid $30,000 in the same period. The balance of the loan is on demand and non-interest bearing.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

As of June 30, 2025, and June 30, 2024, the Company had accrued compensation payable to its CEO of $13,000 and $885,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 into a note payable and $375,000 into Series A Convertible Preferred stock of the Company (See Note 6 and 9).

During the year ended December 31, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 of the $210,000 owed to him for accrued compensation and converted the balance of $150,000 to a note payable. (See Note 6)

During the year ended December 31, 2024, the Company’s CFO, Michael Hastings, invested an aggregate of $200,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), of which $72,000 was a convertible promissory note (See Note 6) and $128,000 was in the form of a subscription agreement that granted Mr. Hastings 128 Preferred, Series A shares of the Company (See Note 9). In June 2025, Mr. Hastings converted the $72,000 convertible promissory note into 1,440,000 shares of common stock of the Company, or $0.05 per share.

Note 14 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

On July 17, 2025, the Company and Magneto-Inertial Fusion Technologies, Inc. (“MIFTI”) agreed to terminate the Cooperative Agreement entered into on April 22, 2019 in full. As part of the settlement, and in exchange for the extinguishment of the rights and obligations associated with the MIFTI agreement, the Company was issued 622,710 dilutable shares of MIFTI common stock. In addition, and as consideration for the cancellation of the 500,000 non-dilutable shares of MIFTI stock owned by the Company, the Company received $250,000. (See Note 5)

On July 28, 2025, the Company’s Board of Directors approved five Cashless Warrant Agreements to our CEO, CFO, Michael Pope, a board member, and two consultants for services. The Cashless Warrant Agreements, made effective September 1, 2025, entitle each of the Holders to an aggregate of 5,500,000 shares of common stock at an exercise price of $0.06, with an exercise period of three years.

On September 05, 2025, the Company and MIFTEC Laboratories, Inc. (“MIFTEC”) agreed to terminate the Cooperative Agreement entered into on May 30, 2018, as amended on August 5, 2021, in full. As part of the settlement, and in exchange for the extinguishment of the rights and obligations associated with the MIFTEC agreement, the Company agreed to cancel 1,000,000 of the 3,000,000 total shares of MIFTEC common stock held by the Company. In addition, and as consideration for the full termination of the Agreement and release of any claims, the Company received $225,000. (See Note 5)

On September 30, 2025, the Company entered into a Debt Conversion Agreement with Gold Team, Inc., a related party whereby $300,000 owed by the Company was converted into 300 shares of the Company’s Series A Convertible Preferred Stock. (See Note 6)

On September 30, 2025, the Company entered into a Debt Conversion Agreement with Robert Goldstein, the Company’s CEO. Mr Goldstein agreed to convert $350,000 owed to him by the Company into 350 shares of the Company’s Series A Convertible Preferred Stock. (See Note 6)

On October 20, 2025, the Board of Directors approved the cancellation “for cause” of all warrants associated with the April 11, 2025 Warrant Agreement with the operations manager at the Company’s Overhoff division.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the six months ending June 30, 2025, we derived 64% of our total revenues from sales made by Overhoff to two customers. Our international revenues were 8.7% of our total revenue during the six months ended June 30, 2025. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,		Change
	2025	2024	$	%

Sales	$447,071	$502,568	$(55,497)	-11.0%
Cost of goods sold	197,739	244,127	(46,388)	-19.0%
Gross profit	249,332	258,441	(9,109)	-3.5%
Selling, general and administrative expenses	405,457	621,641	(216,184)	-34.8%
Loss from operations	(156,125)	(363,200)	207,075	-57.0%
Other expense	(51,674)	(92,226)	40,552	-44.0%
Loss before provision for income taxes	(207,799)	(455,426)	(247,627)	-54.4%
Provision for income taxes	-	-	-
Net loss	$(207,799)	$(455,426)	$(247,627)	-54.4%

Sales for the three months ended June 30, 2025, were $447,071 compared to $502,568 for the same period in 2024. The decrease of $55,497 or 11% is principally due to the mix of products and services sold during the period. The sales breakdown for the three months ended June 30, 2025, is as follows:

North America 88.91%

Asia (Including Japan) 1.01%

Other 10.08%

Our gross margin for the three months ended June 30, 2025, was 55.8% as compared to 51.4% for the same period in 2024. Gross margins increased for the three months ended June 30, 2025, due to the mix of products sold versus services provided as well as fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expenses for the three months ended June 30, 2025, were $405,457 compared to $621,641 for the same period in 2024. The decrease of $216,184 or 34.8% was principally due to reduced stock-based compensation and decreases in payroll and employee benefits. Stock based compensation is issued for advisory services and as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended June 30, 2025, was $51,674 compared to $92,226 for the same period in 2024. The change was primarily due to a decrease in interest expenses associated with our lines of credit and notes payable.

For the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,		Change
	2025	2024	$	%

Sales	$923,776	$1,130,318	$(206,542)	-18.3%
Cost of goods sold	325,527	518,108	(192,581)	-37.2%
Gross profit	598,249	612,210	(13,961)	-2.3%
Selling, general and administrative expenses	1,278,254	1,119,839	158,415	14.1%
Loss from operations	(680,005)	(507,629)	(172,376)	34.0%
Other expense	(88,026)	(109,775)	21,749	-19.8%
Loss before provision for income taxes	(768,031)	(617,404)	(150,627)	24.4%
Provision for income taxes	-	-	-
Net loss	$(768,031)	$(617,404)	$(150,627)	24.4%

Sales for the six months ended June 30, 2025, were $923,776 compared to $1,130,318 for the same period in 2024. The decrease of $206,542 or 18.3% is a result of a decrease in sales from our Optron subsidiary of $134,929 and a decrease in sales from our Overhoff subsidiary of $71,613. The overall decrease in sales is principally due to the mix of products and services sold during the period. The sales breakdown for the six months ended June 30, 2025, is as follows:

North America 91.35%

Asia (Including Japan) 3.19%

Other 5.46%

Our gross margins for the six months ended June 30, 2025, were 64.76% as compared to 54.16% for the same period in 2024. Gross margins increased for the six months ended June 30, 2025, due to the mix of products sold versus services provided as well as fluctuations in the cost of materials used in manufacturing our products.

Selling, general and administrative expenses for the three months ended June 30, 2025, were $1,278,254 compared to $1,119,839 for the same period in 2024. The increase of $158,415 or 14.1% was principally due to decreases in professional fees and payroll and employee benefits, offset by increases in stock-based compensation. Stock based compensation is issued for advisory services and as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the six months ended June 30, 2025, was $88,026 compared to $109,775 for the same period in 2024. The change was primarily due to a decrease in interest expenses related to our notes payable.

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

At June 30, 2025, total assets decreased to $2,505,836 from $2,646,847 at December 31, 2024. The decrease primarily reflects decreases in accounts receivable, offset by an increase in inventories.

At June 30, 2025, total liabilities decreased to $3,256,538 from $3,503,012 at December 31, 2024. The decrease is primarily the net of increases in accounts payable and accrued expenses, offset by decreases in deferred revenue, and notes payable. Notes payable and accrued expenses decreased $2,238,000 due to the forgiveness of $360,000 in debt and the conversion of $1,878,000 to Series A convertible preferred stock designated by the Company in 2024.

Net cash used in operating activities for the six months ended June 30, 2025, was $246,113 compared to $189,031 for the same period in 2024. The change in cash used in operations was principally due to changes in inventory, accounts receivable, and customer deposit working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2025, was $0 compared to $18,081 for the same period in 2024. The decrease in cash used in investing activities was due to the decrease of advances and a note receivable.

Net cash provided by financing activities for the six months ended June 30, 2025, was $161,558 compared to $192,121 for the same period in 2024. The decrease in cash from financing activities was primarily due to a reduction of proceeds from shareholder notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2025.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On June 6, 2025, the Company issued 1,147,059 common shares for a cashless exercise of warrants outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	03/02/2012
3.2	By-Laws		10		3.2	03/02/2012
3.3	Amendment to Certificate of Incorporation		8-K		3.3	05/29/2012
3.4	Certificate of Designation of Preferred Shares		10-K	12/31/2024	4.2	06/25/2025
4.1	Specimen Stock Certificate		10		4.1	03/02/2012
10.1	Robert I. Goldstein Employment Agreement		10-Q		10.1	11/11/2014
10.2	Forgiveness of Debt and Conversion Agreement		10-Q		10.2	11/11/2014
10.3	Debt Conversion Agreement	X			10.3
10.4	Debt Conversion Agreement	X			10.4
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Nuclear Corp

By:	/s/ Robert Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/ Michael Hastings
Chief Financial Officer and Director

Date: October 27, 2025