Form 10-K
period 2025-12-31
US NUCLEAR CORP.
filed 2026-06-23
CIK 1543623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $1,386,600 as of June 30, 2025.

The number of shares of the Registrant’s common stock outstanding as of May 29, 2026, was 62,822,263.

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

The Company’s three divisions consisting of Optron Scientific Company Inc., DBA Technical Associates, Overhoff Technology Corporation, and Electronic Control Concepts, offer over 200 products that service and address the nuclear power industry, domestically and internationally. Technical Associates specializes in the design and manufacture of radiation detection equipment monitors and hand-held devices. Overhoff Technology Corporation specializes in the design and manufacture of tritium air monitors and water monitors. Electronic Control Concepts specializes in test and maintenance meters for x-ray machines for both medical and industrial users.

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

Radiation Water Monitors

US Nuclear Corp’s radiation water monitors allow detection of radioactive materials in drinking water, ground water, rainfall, rivers, and lakes. In order to detect radioactive materials, the emitted radiation must travel from the radiation emitter to the detector. Alpha, Beta, Gamma, and Neutron radiation moves well through air, but poorly through water. The complexity of detecting radiation in water and developing an efficient monitor has given the Company’s monitors a reasonable edge against competitors, and for this reason, has limited competition in the water monitor business. The Company has invested more than ten years developing highly sensitive detectors for this market, giving it a clear advantage over competitors. The Company’s radiation water monitors are used to check for radioactive materials being released as liquid effluent in drainpipes by universities, hospitals, pharmaceutical companies, oil and gas extraction facilities, industrial chemical plants, and nuclear reactor plants.

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

We rely heavily on our ability to attract international customers for business and expect to continue to rely on our ability to attract international customers in the future.

Our international revenues were 7.85% of our total revenue in 2025. This was a decrease of 15.97% from 2024 and was a result of management’s inability to field new orders and inquiries and engage new customers overseas. We believe that South Korea, Japan and Australia in the Southeast Asian region, and France, Germany and other countries in Eastern and Western Europe, should be major contributors to our growth in revenues over the next few years. While we maintain steady revenues domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business growth.

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

Our executive officers, directors and their affiliated entities together beneficially own approximately 33.5% of our Common Stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Holders

As of the date of this 10-K, we had 53 holders of record of our Common Stock.

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

Control by Management

As of December 31, 2025, management currently owns 33.5% of all the issued and outstanding capital stock of the Company. Consequently, due to our CEO and CFO also being board members, management has significant ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements and Information Relating to Us, Our Industry and To Other Businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

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

ITEM 2. PROPERTIES

US Nuclear Corp is headquartered in Canoga Park, CA, and occupies a 6,000-square foot leased facility and 8,000 square foot leased facility in Milford, Ohio. The offices are divided among the Company’s various disciplines: management, finance, sales, marketing and customer service, with 25% of the available space dedicated to inventory. Each location has a bookkeeper, production manager, assembly supervisor, production workers, and customer service staff. On October 1, 2024, Gold Team agreed to forego rent on both properties until July 1, 2025, and no lease expense was accrued or paid during the six months ending June 30, 2025. Subsequent to June 30, 2025, the rental rate at the Milford, Ohio location was reduced to $6,000 per month, with the first payment due on July 1, 2025. The lease for the Canoga Park, CA location was renewed on a month-to-month basis and GoldTeam has agreed to continue to forgo any rent at the California facility until further notice by GoldTeam.

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

Authorized Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.0001 per share, (the “Common Stock”) and 5,000,000 shares of Preferred Stock, (the “Preferred Stock”) par value $0.0001 per share. As of December 31, 2025, we had (i) 62,822,263 shares of common stock outstanding, held of record by 53 shareholders, and (ii) 2,656 shares of Series A preferred stock outstanding, held of record by 3 shareholders. As of May 26, 2026, 62,822,263 shares of common stock are outstanding, held by 53 shareholders; and 2,656 shares of Series A preferred stock, held by 3 shareholders.

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

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company’s Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Company’s Form 10 filed with the Securities Exchange Commission on March 2, 2012, as updated by the Company’s Form 8-K filed with the Securities Exchange Commission on October 15, 2013, and again as an exhibit to the Company’s Form 10-Q filed with the Securities Exchange Commission on November 27, 2024 .

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

Recent Sales of Unregistered Securities

Common Stock

During the twelve months ended December 31, 2025, the Company issued:

●	650,000 shares of common stock to a Director, valued at $42,900; and

●	7,247,426 shares of common stock valued at $406,456 in satisfaction of convertible debt and interest; and

●	200,000 shares of common stock to consultants for services rendered valued at $13,200. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,000,000 shares of common stock for $50,000 in cash; and

●	1,147,059 shares of common stock in a cashless exercise of warrants to a debt holder; and

●	135,000 shares of common stock were repurchased by the Company for a value of $7,425; and

Preferred Stock, Series A

As of December 31, 2025, the Company issued:

●	300 shares of Series A preferred stock to a related party for the conversion of $300,000 in accrued rent payable;

●	375 shares of Series A preferred stock to a related party for the conversion of $375,000 in accrued compensation;

●	1,203 shares of Series A preferred stock to a related party for the conversion of $1,203,000 in shareholder advances.

●	128 shares of Series A preferred stock for an aggregate of $128,000 in cash.
●	650 shares of Series A preferred stock to a related party for the conversion of $650,000 in loans payable.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. In 2025, we derived 74.57% of our total revenues from sales made by Overhoff. We expect to encounter a continuation of this trend unless we are successful in diversifying our customer base, executing our acquisition strategy, and experience increases in business from our Technical Associates division.

Our international revenues were 7.85% of our total revenue in 2025. We expect this to increase over time as we continue to field new orders, inquires, and engage new customers overseas and recover post-pandemic. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the year ended December 31, 2025, compared to the year ended December 31, 2024

	Year Ended December 31,		Change
	2025	2024	$	%

Sales	$2,168,999	$2,190,398	$(21,399)	-1.0%
Cost of goods sold	1,078,697	1,174,769	(96,072)	-8.2%
Gross profit	1,090,302	1,015,629	74,673	7.4%
Selling, general and administrative expenses	2,029,741	2,550,782	(521,041)	-20.4%
Loss from operations	(939,439)	(1,535,153)	595,714	-38.8%

Other expense	(299,612)	(204,773)	(94,839)	46.3%
Loss before provision for income taxes	(1,239,051)	(1,739,926)	500,875	-28.8%

Provision for income taxes	-	-
Net income (loss)	$(1,239,051)	$(1,739,926)	$500,875	-28.8%

Revenue for the year ended December 31, 2025, was $2,168,999 compared to $2,190,398 for the year ended December 31, 2024, a decrease of $21,399 or 1.0%. The revenue breakdown for the year ended December 31, 2025, is as follows:

North America 92.15%

Asia (including Japan) 2.25%

Other 5.60%

Our gross margin for the year ended December 31, 2025, was 50.27% as compared to 46.37% for the year ended December 31, 2024. The increase in gross margin is due to the mix of products sold during the period and their respective costs.

Selling and general and administrative expenses for the year ended December 31, 2025, decreased by $521,041 or 20.4% to $2,029,741; down from $2,550,782 for the year ended December 31, 2024. The decrease is largely attributed to a reduction in payroll expenses, professional fees, finance costs, and interest expense, offset by an impairment of Goodwill of $130,514.

Other expense for the year ended December 31, 2025, was $299,612, an increase of $94,839 from $204,773 for 2024. Other expense in 2025 included a loss of $589,177 on the write-down of inventory at the Optron facility and interest and dividend expenses, offset by proceeds of $475,000 received from MIFTI and MIFTEC (see Note 5). Other expense for the year ending December 31, 2024, was $204,773, consisting primarily of interest and dividend expenses.

The net loss for the year ended December 31, 2025, was $1,239,051, compared to $1,739,926 for the year ended December 31, 2024.

Liquidity and Capital Resources

Our operations have historically been financed by our majority stockholder. As funds were needed for working capital purposes, our majority stockholder would loan us the needed funds. During the year ended December 31, 2025, the Company’s majority shareholder loaned $79,019 to the Company and was repaid $81,201. The balance owed to our majority stockholder as of December 31, 2025, was $90,330. We anticipate meeting our capital needs through the sale of our common and preferred stock and increased borrowing, if necessary.

At December 31, 2025, total assets decreased by $724,964 or 27.39% from $2,646,847 at December 31, 2024, primarily due to the write-down of $589,177 of inventory at our California facility and an impairment to Goodwill of $130,514.

At December 31, 2025, total liabilities decreased by 30.47% to $2,435,574 from $3,503,012 at December 31, 2024, due to decreases in customer deposits and deferred revenue, convertible debt, and loans and notes payable.

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Cash used in operating activities	(199,343)	(509,053)
Cash used in investing activities	-	(30,767)
Cash provided by financing activities	203,282	517,820

Cash Used in Operating Activities

Cash used in operating activities was $199,343 and $509,053 for the years ending December 31, 2025, and 2024, respectively. The decrease in 2025 primarily reflected our net income for the period, adjusted by increases in non-cash charges such as common stock issued for services, depreciation, and Goodwill impairment, offset by the net changes in accounts receivable, inventory, prepaid expenses, customer deposits, accounts payable, and accrued expenses.

Cash Used by Investing Activities

During the year ended December 31, 2025, and December 31, 2024, cash used in investing activities was $0. During the year ended December 31, 2024, cash used in investing activities was $30,767, which consisted of an employee advance and a note receivable.

Cash Provided by Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $203,282, which consisted of net borrowings from lines of credit, shareholder debt, and notes payable. During the year ended December 31, 2024, cash provided by financing activities was $517,820, which primarily consisted of net borrowings from lines of credit, notes payable, shareholder debt, and convertible notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, these disclosure controls and procedures were ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2025, our internal controls over financial reporting were not effective due to the following.

●	Lack of proper segregation of duties

●	No formal documentation of our internal controls

●	Lack of multiple levels of supervision and review

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2025.

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

On August 12, 2023, the Board appointed Michael Hastings as Chief Financial Officer. Mr. Hastings remains a member of the Board of Directors.

Effective October 6, 2023, Michael Pope was appointed as a director of the Company. Subsequent to December 31, 2025, Mr. Pope resigned his position as a member of the Board of Directors, made effective April 16, 2026.

The following table contains information concerning our directors and executive officers through the date of filing of this report.

Name	Age	Position

Robert I. Goldstein	77	President, Chief Executive Officer, and Chairman of the Board of Directors

Michael Pope	45	Member of the Board of Directors

Michael Hastings	83	Chief Financial Officer, and member of the Board of Directors

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to our most recent fiscal year ended December 31, 2025.

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

Employment Agreements and Compensation

On December 1, 2025, and effective January 1, 2026, the Board of Directors approved monthly salaries to its Chief Executive Officer and Chief Financial Officer for $4,000 and $2,000, respectively. Salaries will be accrued but not paid until future authorization by the Board. For the twelve months ended December 21, 2024, Our President, Chief Executive Officer and Chairman of the Board of Directors, Robert I. Goldstein, was compensated under an Employment Agreement that renewed annually. The Agreement called for a salary of $100,000 per year.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Robert I. Goldstein President,	2025	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chief Executive Officer, and Chairman of the Board of Directors (1)	2024	$100,000	$-0-	$-0-	$-0-	$-0-	$100,000

Michael Hastings,	2025	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chief Financial Officer	2024	$-0-	$94,900	$-0-	$-0-	$-0-	$94,900

(1)	Mr. Goldstein has accrued unpaid salary. As of December 31, 2025, the balance owed to Mr. Goldstein was $13,000. On September 30, 2024, Mr. Goldstein converted $350,000 to a note payable, and $375,000 was converted to Series A Convertible Preferred stock. (See Notes 6, 9, and 14)

Equity Incentive Plan

As of the date of this Report, the Registrant has not entered into any Equity Incentive Plans.

Option Grants in the Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal year ended December 31, 2025.

Retirement Plan

We do not currently have any retirement plan, but we expect to adopt one in the near term.

Director Compensation

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Robert I. Goldstein	$-0-	$-0-	$-0-	$-0-
Michael Hastings	$-0-	$42,900	$-0-	$42,900
Michael Pope	$-0-	$-0-	$-0-	$-0-

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 62,822,263 shares of common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address for all individuals for whom an address is not otherwise indicated is 7051 Eton Avenue, Canoga Park, CA 91303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock (1)

Robert I. Goldstein, President & CEO, Chairman	15,464,836	24.29%

Michael Hastings, CFO and Board Member**	5,834,339	9.17%

All Directors and Officers as a Group (2 persons)	21,299,175	33.46%

**	Mr. Hastings was appointed as CFO on August 12, 2023.

(1)	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock includes for each person shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person that are currently exercisable. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

Significant Employees

We are dependent on the experience, knowledge, skill and expertise of our President and CEO Robert I. Goldstein. We are also in large part dependent on our CFO, Michael Hastings, Nikki Truax, Manager of the Overhoff Division, Ivan Mitev, our Chief Engineer at the Overhoff Division, and Ian Embry in sales. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Robert I. Goldstein, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the nuclear radiation industry and his overall insight into our business direction. The loss or failure to retain Mr. Goldstein, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on Mr. Goldstein or any of our officers and have no present plans to obtain this insurance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated in our Item 2, Properties disclosure on this Form 10-K, the Company’s executive offices are located in Canoga Park, CA, at 7051 Eton Avenue, Canoga Park, California 91303. The lease payment for each facility is $6,000, payable monthly. Robert I. Goldstein, our President, Chief Executive Officer and Chairman of the Board of Directors also maintains a position as President of Gold Team Inc., a Delaware company that invests in industrial real estate properties for investment purposes. Mr. Goldstein holds an 8% interest in Gold Team Inc. The Company leases its current facilities from Gold Team Inc. which owns both the Canoga Park, CA and Milford, Ohio properties.

As of December 31, 2025, and 2024, the Company had accrued compensation payable to its CEO of $13,000 and $13,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 of compensation owed to him into a note payable and $375,000 into Series A Convertible Preferred stock of the Company (See Note 6 and 9).

During the year ended December 31, 2025, the Company repaid the Company’s majority shareholder a net amount of $2,182 against his on-demand, non-interest-bearing shareholder loan. The amounts due to Mr. Goldstein as of December 31, 2025, and 2024 are $90,330 and $1,220,279, respectively.

On September 30, 2025, Mr. Goldstein converted $350,000, the remaining balance of a note payable, into 350 shares of the Company’s Series A Convertible Preferred Stock. During the year ending December 31, 2024, Mr Goldstein agreed to forgive $300,000 owed to him and converted $1,183,000 to a Series A Convertible Preferred Note Payable.

During the year ended December 31, 2024, the Company’s prior CFO, Richard Landry, agreed to forgive $60,000 of the $210,000 owed to him for accrued compensation and converted the balance of $150,000 to a note payable. As of December 31, 2025, the balance of principal and interest on the Note was $147,498. (See Note 6)

During the twelve months ending December 31, 2025, the Company received an aggregate of $60,000 in loans from its CFO, Michael Hastings, and repaid $60,000 in the same period. During the year ended December 31, 2024, Mr. Hastings invested an aggregate of $200,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings), of which $72,000 was a convertible promissory note (See Note 6) and $128,000 was in the form of a subscription agreement that granted Mr. Hastings 128 Preferred, Series A shares of the Company (See Note 9). In June 2025, Mr. Hastings converted the $72,000 convertible promissory note into 1,440,000 shares of common stock of the Company, or $0.05 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective October 29, 2025, the Company dismissed Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm. The aggregate fees billed by Fruci & Associates II, PLLC, for professional services rendered for the review of our quarterly financial statements through June 30, 2025, or services that are normally provided in connection with statutory and regulatory filings were $16,319 and $68,939 for the years ended December 31, 2025, and 2024, respectively.

On October 29, 2025, the Company, through action of the Board of Directors, engaged Simon & Edward, LLP (“SE”) as the Company’s independent registered public accounting firm for the review of our quarterly financial statements beginning with the quarter ending September 30, 2025, and to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2025.  The aggregate fees billed by Simon & Edwards, LLP, for professional services rendered for the review of our quarter ending September 30, 2025 and audit of our December 31, 2025 annual financial statements was $36,300.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2025, or 2024.

Tax Fees

The aggregate fees billed for professional services for tax compliance, tax advice, tax planning for the year December 31, 2025, and 2024 was $0 and $0, respectively.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2025, or 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

US Nuclear Corp. and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

US Nuclear Corp.

Canoga Park, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of US Nuclear Corp. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Warrant issued transactions

As described in Note 2 to the consolidated financial statements, the Company disclosed its accounting policies for valuing stock-based compensation, warrants using option pricing models. During the year ended December 31, 2025, the Company engaged in the issuance of warrants, as further detailed in the related equity notes.

We identified the valuation of these equity transactions as a critical audit matter. The principal consideration for our determination is the high degree of management judgment required to estimate the fair value of these instruments. Specifically, the Black-Scholes-Merton model involves significant subjective assumptions, such as the expected volatility of the Company’s common stock, risk-free interest rates, and the expected term. This led to a high degree of auditor subjectivity and required significant audit effort.

The primary procedures we performed to address this critical audit matter included:

➢	Assessing the relevant terms and conditions of the warrant agreements to verify the terms and conditions.

➢	Evaluating the appropriateness of management’s valuation methodology.

➢	Verifying the key assumptions utilized in the Black-Scholes valuation model, including expected volatility, risk-free interest rate, and expected term.

➢	Independently recalculating the fair value of the warrants based on the evaluated inputs.

➢	Testing the recorded journal entries to verify the accuracy of the recognized accounting treatment.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2025.

PCAOB ID: 2485

Rowland Heights, California

June 22, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of US Nuclear Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of US Nuclear Corp. (“the Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Classification and Accounting Treatment of Series A Preferred Stock

Description of the Critical Audit Matter

As described Note 9 of the consolidated financial statements, the Company amended and restated the terms of its Series A Preferred Stock. The amendment raised complex considerations regarding the appropriate classification of the Series A Preferred Stock, specifically whether it should be presented as temporary equity, and whether the issuance should be accounted for as a redeemable financial instrument under the guidance of ASC 480, Distinguishing Liabilities from Equity. Given the significance of the transaction, the complexity of the accounting standards involved, and the degree of judgment required by management in determining the appropriate accounting treatment, we identified the evaluation of the amended Series A Preferred Stock as a critical audit matter.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC – PCAOB ID #05525 We served as the Company’s auditor from 2019 to 2025. Spokane, Washington
June 24, 2025

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS
CURRENT ASSETS
Cash	$134,779	$130,840
Accounts receivable, net	213,700	351,398
Note receivable	39,966	41,916
Inventories	1,083,083	1,536,014
Prepaid expenses and other current assets	5,630	10,000
TOTAL CURRENT ASSETS	1,477,158	2,070,168

Property and equipment, net	524	1,964
Investments	4,539	4,539
Goodwill	439,662	570,176
TOTAL ASSETS	$1,921,883	$2,646,847

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$217,440	$256,276
Accrued liabilities	1,171,321	1,025,954
Accrued compensation - officers	13,000	13,000
Customer deposit	117,496	423,548
Notes payable	181,924	169,624
Convertible notes payable, net of debt discount	-	405,403
Note payable to shareholder	90,330	92,512
Line of credit	384,630	311,273
TOTAL CURRENT LIABILITIES	2,176,141	2,697,590

LONG-TERM LIABILITIES
Notes payable	184,433	805,422
Convertible notes payable	75,000	-
TOTAL LONG-TERM LIABILITIES	259,433	805,422

TOTAL LIABILITIES	2,435,574	3,503,012

COMMITMENTS & CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 2,656 and -0- shares issued and outstanding	266	-
Preferred shares to be issued	-	2,006,000
Common stock, $0.0001 par value; 100,000,000 shares authorized, 62,822,263 and 52,712,778 shares issued and outstanding	6,283	5,271
Common shares to be issued	150,060	45,813
Additional paid-in capital	20,478,838	16,763,076
Accumulated deficit	(21,149,138)	(19,676,325)
TOTAL SHAREHOLDERS’ DEFICIT	(513,691)	(856,165)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,921,883	$2,646,847

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Sales	$2,168,999	$2,190,398
Cost of sales	1,078,697	1,174,769
Gross profit	1,090,302	1,015,629

Operating expenses:
Professional fees	396,929	259,566
Officer compensation	-	100,000
Payroll and related expense	453,317	528,835
Selling, general and administrative expenses	1,048,981	1,662,381
Impairment loss on goodwill	130,514	-
Total operating expenses	2,029,741	2,550,782

Loss from operations	(939,439)	(1,535,153)

Other income (expense)
Interest expense	(162,180)	(225,476)
Incentive expense	(24,000)	-
Loss on inventory write-down	(589,177)	-
Other income	475,745	20,703
Total other income (expense)	(299,612)	(204,773)

Loss before provision for income taxes	(1,239,051)	(1,739,926)

Provision for income taxes	-	-

Net loss	$(1,239,051)	$(1,739,926)

Preferred stock dividends	(234,438)	(74,446)
Net loss attributed to common stockholders	$(1,473,489)	$(1,814,372)

Weighted average shares outstanding - basic and diluted	60,486,788	46,763,793
Loss per share – basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Common Stock	Preferred Stock		Preferred Stock	Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2023	40,173,778	$4,017	$126,000	-	$-	$-	$16,454,048	$(18,566,684)	$(1,982,619)
Issuance of common stock for services	2,950,000	295					204,016		204,311
Conversion of convertible notes	7,789,000	779					371,001		371,780
Common shares to be issued for services	1,800,000	180	(126,000)				125,820
Series A Preferred Stock to be issued for conversion of debt						1,878,000			1,878,000
Series A Preferred Stock to be issued for cash						128,000			128,000
Adoption of ASC 2020-06							(751,809)	704,731	(47,078)
Preferred stock dividends, payable in common shares			45,813		-			(45,813)
Preferred stock dividends, payable in cash								(28,633)	(28,633)
Forgiveness of related party debt							360,000		360,000
Net income								(1,739,926)	(1,739,926)
Balance, December 31, 2024	52,712,778	$5,271	$45,813	-	$-	$2,006,000	$16,763,076	$(19,676,325)	$(856,165)
Issuance of common stock for cash	1,000,000	100	-	-	-	-	49,900	-	50,000
Issuance of common stock for services	850,000	85	-	-	-	-	56,015	-	56,100
Conversion of convertible notes	7,247,426	725	-	-	-	-	405,731	-	406,456
Cashless exercise of warrants	1,147,059	115	-	-	-	-	(115)	-	-
Incentive expense on convertible debt	-	-	-	-	-	-	24,000	-	24,000
Warrants issued for services	-	-	-	-	-	-	524,250	-	524,250
Preferred stock issued	-	-	-	2,006	201	(2,006,000)	2,005,799	-	-
Preferred stock issued for debt	-	-	-	650	65	-	649,935	-	650,000
Warrants issued for debt	-	-	-	-	-	-	8,334	-	8,334
Preferred stock dividends, payable in common shares	-	-	104,247	-	-	-	-	(104,247)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	(130,190)	(130,190)
Retirement of common stock	(135,000)	(13)	-	-	-	-	(8,087)	675	(7,425)
Net income	-	-	-	-	-	-	-	(1,239,051)	(1,239,051)
Balance, December 31, 2025	62,822,263	$6,283	$150,060	2,656	$266	$-	$20,478,838	$(21,149,138)	$(513,691)

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
OPERATING ACTIVITIES
Net loss	$(1,239,051)	$(1,739,926)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,440	2,253
Bad debt expense	-	-
Issuance of common stock for compensation	56,100	-
Issuance of warrants for services	524,250	204,311
Issuance of common stock warrants for debt	8,334	-
Finance costs	-	92,500
Incentive expense	24,000	-
Goodwill impairment	130,514	-

Changes in operating assets and liabilities:
Accounts receivable	137,698	(9,227)
Note receivable	1,950	-
Inventories	452,931	225,768
Prepaid expenses and other current assets	4,370	-
Accounts payable	(38,836)	48,347
Accounts payable - related parties	-	144,000
Accrued liabilities	43,009	69,720
Accrued compensation - officers	-	88,000
Customer deposits	(306,052)	288,252
Deferred revenue	-	76,949
Net cash used in operating activities	(199,343)	(509,053)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Employee advance	-	(10,000)
Purchase of property and equipment	-	-
Cash paid for investment	-	-
Note receivable	-	(20,767)
Net cash used in investing activities	-	(30,767)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	74,857	-
Proceeds from note payable shareholder	79,019	531,100
Repayments of note payable shareholder	(81,201)	(155,868)
Proceeds from convertible note payable	75,000	144,000
Repayments of convertible note payable	-	(200,000)
Proceeds from notes payable	264,000	249,400
Repayments of notes payable	(221,568)	(178,812)
Retirement of common stock	(7,425)	-
Proceeds from issuance of common stock	50,000	-
Proceeds from issuance of preferred stock	-	128,000
Cash dividends paid	(29,400)	-
Net cash provided by financing activities	203,282	517,820

NET INCREASE (DECREASE) IN CASH	3,939	(22,000)

CASH
Beginning of period	$130,840	$152,840
End of period	$134,779	$130,840

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$164,860	$61,553
Dividends paid	$29,400	$-

Non-Cash investing and financing activities
Conversion of convertible notes	$406,456	$371,780
Preferred stock issued for settlement of notes payable	$650,000	$1,878,000
Preferred stock dividends payable in common stock	$104,248	$45,813
Preferred stock dividends payable in cash	$130,190	$28,633
Warrants issued for debt and services	$532,584	$-
Accrued compensation in exchange for notes payable	$-	$500,000
Additional principal as consideration for maturity date extension	$-	$92,500

The accompanying notes are an integral part of these consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $1,239,051 for the year ended December 31, 2025, and had an accumulated deficit of $21,149,138 as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Optron Scientific, Overhoff Technology Corporation (“Overhoff”), and its wholly-owned subsidiary, Electronic Control Concepts (“ECC”), have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company transactions and balances have been eliminated.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of December 31, 2025, and 2024.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history in addition to an analysis of future potential credit losses. Management considers the aging of accounts receivable, changes to customer credit ratings, as well as any industry-specific factors and economic growth trends that could impact credit loss estimates. Allowance for doubtful accounts as of December 31, 2025, and 2024 were $4,900 and $5,793, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2025, and 2024, the Company recorded $47,128 and $37,351, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. During the twelve months ending December 31, 2025, the Company began rolling out its plan to migrate manufacturing of its products produced in California to the Overhoff facility in Ohio. As a result, the Company wrote down $589,177 of Optron’s inventory as the cost/benefit of shipping the inventory was not viable. The Company is exploring a means to recover any liquidation value through the sale of the inventory to a third party. If successful in whole or in part, the Company will record proceeds from the sale of the inventory as income on its financial statements.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2025, and 2024, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that an impairment test be performed at least annually. As of December 31, 2025, and 2024, the Company performed the required impairment analysis, resulting in an impairment adjustment of $130,514.  Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the years ended December 31, 2025, and 2024, there were no derivative liabilities associated with our convertible notes payable.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

Sales returns and allowances were $32,807 and $0 for the years ended December 31, 2025, and 2024, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the years ended December 31, 2025, and 2024 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Note 11 for disclosures of revenue disaggregated by geographical area.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2025, and 2024 there were 10,666,667 and 21,000,000 warrants outstanding, respectively, to purchase shares of common stock. Basic and diluted earnings per share are the same during the years ended December 31, 2025, and 2024 due to the net loss incurred. As of December 31, 2025, the number of potentially dilutive shares issuable on our convertible notes and accrued interest, and convertible Series A preferred was 29,987,066.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

In November 2024, the FASB issued ASU 2024-03, known as the Disaggregation of Income Statement Expenses (DISE) standard (ASC 220-40). This standard requires public business entities (PBEs) to break down certain expense captions in the footnotes to provide investors with a more detailed, transparent view of an entity’s cost structures. The main provisions of ASU 2024-03 require a public entity to disclose on an interim and annual basis (i) the amount of inventory purchased during the period, (ii) total wages, salaries, and benefits, (iii) the depreciation charge for physical assets, (iv) amortization of intangible assets, (v) depletion expenses, (vi) qualitative descriptions of primary items making up un-disaggregated expenses, and (vii) total amount of selling expenses, including what the entity defines as selling expenses. The new guidance is effective for the fiscal years beginning after December 15, 2026. Early adoption is permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies how organizations apply the Current Expected Credit Loss (CECL) model to short-term receivables. It allows all entities to use a practical expedient that eliminates the need to forecast future macroeconomic conditions. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods. The Company adopted the practical expedient in Accounting Standards Update (ASU) 2025-05 as of December 31, 2025. In estimating expected credit losses, the Company has elected to assume that current economic conditions at the balance sheet date remain unchanged over the remaining life of the current accounts receivable and contract assets, rather than estimating future changes in economic conditions.

Note 3 – Inventories

Inventory at December 31, 2025, and 2024 consisted of the following:

	2025	2024
Raw materials	$543,795	$867,260
Work in Progress	456,938	446,044
Finished goods	82,350	222,710
Total inventories	$1,083,083	$1,536,014

At December 31, 2025, and 2024 the inventory reserve was $47,128 and $37,351, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Note 4 – Property and Equipment

The following are the details of property and equipment at December 31, 2025, and 2024:

	2025	2024
Furniture and fixtures	$104,674	$104,674
Leasehold Improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,340	40,340
	432,523	432,523
Less accumulated depreciation	(431,999)	(430,559)
Property and equipment, net	$524	$1,964

Depreciation expense for the years ended December 31, 2025, and 2024 was $1,440 and $2,253, respectively. At December 31, 2025, and 2024, the Company had $426,659 of fully depreciated property and equipment that is still in use.

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2025, and 2024 was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at December 31, 2025, and 2024 was $1,000 and $1,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

Information regarding Grapheton as of and for the year ended December 31, 2025, is below:

Current assets	$13,274
Total assets	17,322
Current liabilities	1,793,322
Total liabilities	1,793,322
Total stockholders’ equity	(1,775,999)

Revenue	$-
Operating expenses	(22,730)
Other expenses	(9,338)
Net loss	(32,068)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the year ended December 31, 2025. The carrying value of this investment on December 31, 2025 was $0.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518, and is due on April 15, 2021. At December 31, 2025, and 2024, the amount outstanding under this note payable was $0 and $5,272, respectively.

On December 26, 2020, a line of credit held by the company had matured and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. At December 31, 2025, the amount outstanding under this note payable was $0.

On October 12, 2023, the Company entered into a note payable in the amount of $125,000 and included an origination fee of $2,500, which was deducted from the proceeds. The note bears non-annualized interest of $25,000 and 52 payments of $2,885 are to be paid weekly until paid in full. As of December 31, 2024, the note was paid in full.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. On September 30, 2025, the principal balance on the Note was converted into 300 shares of the Company’s Series A Convertible Preferred and the interest balance of $16,200 was repaid in cash. At December 31, 2025, the amount outstanding under this note payable was $0.

On September 30, 2024, the Company entered into a Promissory Note with Robert Goldstein, the Company’s CEO, in the amount of $350,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. On September 30, 2025, the principal balance on the Note was converted into 350 shares of the Company’s Series A Convertible Preferred and the interest balance of $18,900 was repaid in cash. As of December 31, 2025, the balance of principal and interest on the Note was $0.

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of December 31, 2025, the balance of principal and interest on the Note was $147,498.

On October 29, 2024, the Company entered into a note payable in the amount of $110,000. The note bears non-annualized interest of $31,900 and 78 payments of $1,819 are to be paid weekly until paid in full. As of December 31, 2025, the balance of principal and interest on the Note was $0.

On October 31, 2024, the Company entered into a note payable in the amount of $79,400 and included an origination fee of $2,374. The note bears non-annualized interest of $22,153 and 65 payments of $1,562 are to be paid weekly until paid in full. As of December 31, 2025, the balance of principal and interest on the Note was $4,836.

On December 18, 2025, the Company entered into a note payable in the amount of $210,000. The note bears non-annualized interest of $60,900 and 80 payments of $3,386.25 are to be paid weekly until paid in full. As of December 31, 2025, the balance of principal and interest on the Note was $210,000.

During the twelve months ended December 31, 2025, and 2024, the Company received $2,050 and $2,500, respectively, from Cali From Above, a related party. The balance on the note as of December 31, 2025, is $4,550 and is payable on demand and non-interest bearing.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

Effective January 1, 2024, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. The Company used the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $751,809, an increase to long-term debt of $47,078, and a cumulative-effect adjustment to accumulated deficit of $704,731. (See Note 2)

On April 17, 2024, the Holder of the Company’s convertible Notes issued on May 5, 2022, and October 10, 2022, agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the twelve months ended December 31, 2025, the Company converted $262,046 in principal and interest in exchange for 4,367,426 shares of common stock and both Notes are paid in full.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

The following table summarizes certain details related to our outstanding convertible notes:

	December 31, 2025
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
February 20, 2030	$-	$1,080	6%	12%	6.17%
February 20, 2030	$-	$2,160	6%	12%	6.17%
October 31, 2027	$50,000	$-	24%	24%	26.82%
December 18, 2027	$25,000	$-	24%	24%	26.82%

Demand Note Payable to Shareholder

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. During the twelve months ended December 31, 2024, the Company’s majority shareholder loaned $531,100 to the Company and was repaid $155,867. On September 30, 2024, $1,203,000 owed to Mr. Goldstein was converted to 1,203 Series A Convertible Preferred shares of the Company (see Note 9) and $300,000 was forgiven by Mr. Goldstein and was recorded as a credit to additional paid in capital. As of December 31, 2025, and December 31, 2024, the balances due were $90,330 and $92,512, respectively.

Future maturities of all loans and notes payable as of December 31, 2025, are as follows:

Years ended December 31,	December 31, 2025	December 31, 2024
2026	$272,254	$537,190
2027	259,433	30,270
2028	-	944,000
2029
2030	-	-
Thereafter
	$531,687	$1,511,460

Note 7 – Lines of Credit

As of December 31, 2025, the Company had three lines of credit with a maximum borrowing amount of $400,000 with interest ranging from 5.5% to 11.5%. As of December 31, 2025, and 2024, the amounts outstanding under these lines of credit were $384,630 and $311,273, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

The Company leases its current facilities from Gold Team Inc., a company owned by the Company’s CEO, which owns both the Canoga Park, CA and Milford, Ohio locations. The leases expire annually on April 30 and the Company exercised its renewal option for an additional 12 months. The new lease is not more than 12 months; therefore, the Company has elected the short-term lease exclusion under ASC 842. On October 1, 2024, Gold Team agreed to forego rent on both properties until July 1, 2025, and no lease expense was accrued or paid during the six months ending June 30, 2025. Subsequent to June 30, 2025, the rental rate at the Milford, Ohio location was reduced to $6,000 per month, with the first payment due on July 1, 2025. The lease for the Canoga Park, CA location was renewed on a month-to-month basis and GoldTeam has agreed to continue to forgo any rent at the California facility until further notice by Gold Team. Effective January 1, 2019, the Company adopted the provision of ASC 842 Leases.

The lease expense for the twelve months ended December 31, 2025, and 2024 was $36,000 and $162,000, respectively. Cash paid under operating leases during the twelve months ended December 31, 2025, and 2024 was $36,000 and $0, respectively. On September 30, 2024, the cumulative balance payable on the leases was $618,000, of which $300,000 was converted to 300 Series A Convertible Preferred shares of the Company and the remaining balance of $300,000 was converted to a long-term note payable. (see Notes 7 and 10) As of December 31, 2025, the weighted average remaining lease terms were 0.1 years, and the weighted average discount rate was 8%.

Note 9 – Shareholders’ Equity

Common stock

●	7,247,426 shares of common stock valued at $406,456 in satisfaction of convertible debt and interest; and

●	200,000 shares of common stock to a consultant for services rendered, valued at $13,200. The fair value was determined based on the Company’s stock price on the grant date; and

●	1,000,000 shares of common stock for cash, valued at $50,000. The fair value was determined based on the Company’s stock price on the grant date; and

●	650,000 shares of common stock valued at $42,900, the fair value on the date of grant, to Mike Hastings, the Company’s CFO and member of the Board, for services; and

●	1,147,059 shares of common stock for cashless exercise of warrants; and

●	135,000 shares of common stock were repurchased and retired by the Company for a value of $7,425.

During the twelve months ended December 31, 2024, the Company issued:

●	1,000,000 shares of common stock to its CFO, valued at $94,800; and

●	9,589,000 shares of common stock valued at $371,780 in satisfaction of convertible debt and interest; and

●	1,950,000 shares of common stock to consultants for services rendered valued at $109,411. The fair value was determined based on the Company’s stock price on the grant date; and

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

As of December 31, 2025, the Company is obligated, but has not yet issued:

●	300 shares of preferred stock to a related party for the conversion of $300,000 in accrued rent payable;

●	375 shares of preferred stock to a related party for the conversion of $375,000 in accrued compensation;

●	1,203 shares of preferred stock to a related party for the conversion of $1,203,000 in shareholder advances.

●	650 shares of preferred stock to a related party for the conversion of $650,000 in loans payable.

●	128 shares of preferred stock to a related party for $128,000 in cash.

As of December 31, 2025, the Company accrued an aggregate of $129,423 in cash dividends and 3,373,065 common stock dividends at a fair value of $150,060. All current holders of our Series A preferred agreed to defer payment of accrued interest entitled to them through June 30, 2026.

Additional Paid in Capital

During the twelve months ending December 31, 2025, the Company recorded $524,250 to additional paid in capital in recognition of the fair value of warrants issued for services, a reduction to additional paid in capital of $115 for the cashless exercise of warrants by a noteholder, a reduction of $8,087 for the retirement of common shares, $24,000 as an incentive expense for the conversion of debt, and $8,334 for warrants issued for debt.

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

Retirement of Common Stock

On April 2, 2025, the Company repurchased and cancelled 135,000 shares from a shareholder for $7,425, or $0.055 per share. Under the Par Value Method, the Company recorded a credit to retained earnings of $675, representing the gain in the value of the repurchased shares over the original cost, or $0.005 per share.

Warrants

The following table summarizes the activity related to warrants:

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

On April 15, 2025, and as consideration for entering into a $50,000 promissory note (see Note 6), the lender received warrants to purchase 166,667 shares of common stock of the Company at $0.06 per share with a value of $10,000 (20% of the Note value) for a period of two years. The fair value at issuance was $8,334. These warrants are equity classified and the fair value at issuance was calculated using the Black Scholes pricing model. No significant unobservable inputs were used in the valuation, and no material adjustments were required. As such, the Company believes the fair value measurement falls within Level 2 of the ASC 820 hierarchy.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

On April 11, 2025, the Company entered into a two-year Warrant agreement with the operations manager at the Company’s Overhoff division. The Agreement allows the Holder to exercise the warrant, in whole or in part, by cash or cashless exercise, for 200,000 shares of common stock. The warrant shares will vest, provided the Holder remains continuously employed by the Company through each applicable vesting date: (1) 25% of the warrant shares will vest on the first anniversary of the date of this warrant, and (2) the remaining 75% will vest in equal monthly installments over the following twelve months. If the Holder breaches any fiduciary duty, confidentiality obligation, or other duty of loyalty to the Company at any time following the exercise of this warrant, the Company shall have the right to cancel any warrant shares not yet sold or transferred by the Holder, and /or require the Holder to repay to the Company any and all gains realized from the sale, transfer, or other disposition of warrant shares within a period of one year prior to such breach. Under ASC 718, Stock Compensation, the Company is required to recognize the fair value of these warrants as compensation expense over the vesting period on a straight-line basis. The warrants are equity classified and the fair value at issuance was calculated using the Black Scholes pricing model. No significant unobservable inputs were used in the valuation, and no material adjustments were required. The fair value on the date of grant was $9,800 and the Company recorded $1,539 as stock compensation expense. On October 20, 2025, the Board of Directors approved the cancellation “for cause” of all warrants associated with the Agreement and the $1,539 stock compensation expenses has been reversed.

On June 6, 2025, the Company issued 1,147,059 common shares to a third party in a cashless exercise of 1,147,059 warrants.

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

The Company’s warrants are classified as equity, and their value is carried in the additional paid-in capital account in the stockholders’ equity section of the balance sheet. The following table summarizes the activity related to warrants outstanding:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	1,000,000	$0.05	4.86	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2024	1,000,000	$0.04	3.78	$39,000
Granted	11,013,726
Forfeited	(200,000)
Exercised	(1,147,059)
Outstanding, December 31, 2025	10,666,667	$0.07	2.33	$-
Exercisable, December 31, 2025	10,666,667	$0.07	2.33	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

The following table summarizes information about outstanding and exercisable warrants as of December 31, 2025:

Number of Warrants	Exercise Price
5,666,667	$0.06
5,000,000	0.08
10,666,667

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

The following tables summarize the Company’s segment information for the years ending December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Sales
Optron	$439,805	$154,013
Overhoff	1,729,194	2,036,385
Corporate	-	-
	$2,168,999	$2,190,398

Gross profit
Optron	$57,739	$(178,630)
Overhoff	1,032,563	1,194,258
Corporate	-	-
	$1,090,302	$1,015,628

Income (loss) from operations
Optron	$(245,124)	$(1,169,160)
Overhoff	247,479	169,394
Corporate	(941,794)	(535,387)
	$(939,439)	$(1,535,153)

Interest Expenses
Optron	$33,319	$9,285
Overhoff	78,873	31,752
Corporate	49,988	184,439
	$162,180	$225,476

Net income (loss)
Optron	$(867,619)	$(1,178,445)
Overhoff	168,674	158,345
Corporate	(540,783)	(719,826)
	$(1,239,728)	$(1,739,926)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	As of December 31,
	2025	2024
Total Assets
Optron	$88,497	$789,416
Overhoff	1,828,103	1,836,834
Corporate	5,283	20,597
	$1,921,883	$2,646,847

Goodwill
Optron	$-	$-
Overhoff	439,662	570,176
Corporate	-	-
	$439,662	$570,176

Note 11 – Geographical Sales

Net geographical sales are based on the location of customers of both reportable segments. Operating income for each geographic segment consists of net sales to third parties. The geographical information provided to the Company’s chief operating decision maker for the purpose of making decisions and assessing segment performance excludes asset information.

The geographical distribution of the Company’s sales for the years ended December 31, 2025, and 2024 is as follows:

	2025	2024
Geographical sales
North America	$1,998,628	$1,668,963
Asia	48,884	380,352
South America	-	19,698
Other	121,487	121,385
	$2,168,999	$2,190,398

Note 12 – Concentrations

For the year ended December 31, 2025, two customers accounted for more than 10% of the Company sales at 49.97%. At December 31, 2025, two customers accounted for more than 10% of the accounts receivable balance, 47.42%, and 19.92%, respectively.

For the year ended December 31, 2024, one customer accounted for more than 10% of the Company sales at 18.93%. At December 31, 2024, four customers accounted for more than 10% of the accounts receivable balance, 29.1%, 27.6%, 14.4%, and 13.2%, respectively.

No vendors accounted for more than 10% of the Company’s purchases for the years ended December 31, 2025, and 2024.

Note 13 – Income Taxes

At December 31, 2025, and 2024, the significant components of the deferred tax assets are summarized below:

	2025	2024

Approximate net operating loss carry forwards	$17,136,000	$16,036,000

Deferred tax assets:
Federal net operating loss	$3,598,551	$3,367,515
State net operating loss	1,197,826	1,116,797
Tax credit	49,740	49,740
Goodwill	(112,285)	(148,373)
Total deferred tax assets	4,733,832	4,385,679
Less valuation allowance	(4,733,832)	(4,385,679)
	$-	$-

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

The valuation allowance increased by $349,838 in 2025 and increased by $52,934 in 2024. The Company generated additional net operating losses for the twelve months ended December 31, 2025, of $1,106,590. The valuation allowance in 2024 was adjusted to true-up to the tax returns as filed through December 31, 2023. The Company’s remaining tax credit carryforwards of $49,740 begin to expire in 2027 and its net operating loss carryforward of approximately $17,142,000 begins to expire in 2027.

Income tax expense reflected in the consolidated statements of income consist of the following for 2025 and 2024:

	2025	2024
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Income tax expense	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2025, and 2024 is as follows:

	2025	2024

Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	6.0%	6.0%
Net operating losses	-27.5%	-27.5%
Permanent differences	-0.1%	-1.0%
Amortization of goodwill	-2.8%	0.0%
Effective income tax rate	-3.4%	-1.5%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. As of December 31, 2025, and 2024, penalties and interest accrued on unpaid payroll taxes were $6,419 and $72,953, respectively. The Company is currently working with the IRS to negotiate an installment agreement or settlement on the unpaid federal employment taxes.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Note 14 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the twelve months ended December 31, 2025, and 2024 was $36,000 and $162,000, respectively. As of December 31, 2025, and 2024, amounts payable to Gold Team Inc. in connection with the above leases was $0. (See Note 8).

During the twelve months ending December 31, 2025, the Company received an aggregate of $65,000 in loans from its CFO and repaid $65,000 in the same period.

As of December 31, 2025, and 2024, the Company had accrued compensation payable to its CEO of $13,000 and $13,000, respectively. On September 30, 2024, the Company’s CEO, Robert Goldstein, converted $350,000 into a note payable and $375,000 into Series A Convertible Preferred stock of the Company (See Note 6 and 9).

On September 30, 2025, the Company’s CEO converted a $300,000 note payable into 300 Series A Convertible Preferred stock of the Company. (See Note 9)

On September 30, 2025, Gold Team Inc., a company principally owned by the Company’s CEO, converted a $350,000 note payable into 350 Series A Convertible Preferred stock of the Company. (See Note 9)

On December 1, 2025, the Board of Directors approved monthly salaries to its Chief Executive Officer and Chief Financial Officer for $4,000 and $2,000, respectively. Salaries will be accrued, beginning on January 1, 2026, but not be paid until future authorization by the Board.

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

On March 31, 2026, the Company entered into a note payable in the amount of $27,000 with a third party. The note bears non-annualized interest of $7,560 and 67 payments of $516 are to be paid weekly until paid in full.

On April 10, 2026, the Company entered into a note payable in the amount of $200,000 with a related party. The note bears interest at 11.24% per annum and matures on April 10, 2056, with monthly payments of $2,057 due monthly.

On April 16, 2026, Michael Pope notified the Company of his decision to resign as a member of the Board of Directors of the Company. Mr. Pope’s decision to resign was to pursue other opportunities and did not result from any disagreement with the Company regarding any matter relating to our operations, policies, or practices.

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

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2026	US Nuclear Corp.

	By:	/s/ Robert I. Goldstein
Robert I. Goldstein
President, Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2026	US Nuclear Corp

	By:	/s/ Michael Hastings
Chief Financial Officer Board of Directors

31