Form 10-Q
period 2026-03-31
US NUCLEAR CORP.
filed 2026-10-13
CIK 1543623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2026

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

The number of shares of the Registrant’s common stock outstanding as of October 2, 2026, was 62,822,263.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$67,318	$134,779
Accounts receivable, net	82,745	213,700
Note receivable	38,916	39,966
Inventories, net	1,005,770	1,083,083
Prepaid expenses and other current assets	-	5,630
TOTAL CURRENT ASSETS	1,194,749	1,477,158

Property and equipment, net	-	524
Investments	4,539	4,539
Goodwill	439,662	439,662
TOTAL ASSETS	$1,638,950	$1,921,883

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$126,820	$217,440
Accrued liabilities	1,180,201	1,171,321
Accrued compensation - officers	31,000	13,000
Customer deposit	65,581	117,496
Notes payable, current portion	234,580	181,924
Note payable to shareholder	95,561	90,330
Line of credit	452,383	384,630
TOTAL CURRENT LIABILITIES	2,186,126	2,176,141

LONG-TERM LIABILITIES
Notes payable, net of current	117,895	184,433
Convertible notes payable	75,000	75,000
TOTAL LONG-TERM LIABILITIES	192,895	259,433

COMMITMENTS & CONTINGENCIES	-	-

TOTAL LIABILITIES	2,379,021	2,435,574

SHAREHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 62,822,263 and 62,822,263 shares issued and outstanding	6,283	6,283
Common shares to be issued (593,556 shares)	198,785	150,060
Preferred stock, Series A, $0.0001 par value, 10,000 shares authorized, 2,656 and 2,656, issued and outstanding	266	266
Additional paid-in capital	20,478,838	20,478,838
Accumulated deficit	(21,424,243)	(21,149,138)
TOTAL SHAREHOLDERS’ DEFICIT	(740,071)	(513,691)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,638,950	$1,921,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Sales	$352,209	$476,705
Cost of sales	197,214	127,788
Gross profit	154,995	348,917

Operating expenses
Selling, general and administrative expenses	300,898	872,797
Total operating expenses	300,898	872,797

Loss from operations	(145,903)	(523,880)

Other income (expense)
Interest expense	(41,183)	(36,352)
Other income	-	-
Total other income (expense)	(41,183)	(36,352)

Loss before provision for income taxes	(187,086)	(560,232)

Provision for income taxes	-	-

Net loss	$(187,086)	$(560,232)
Preferred stock dividends	(88,019)	(71,227)
Deemed dividend for down-round provision in warrants	-	-

Net loss attributed to common stockholders	$(275,105)	$(631,459)

Weighted average shares outstanding - basic and diluted	62,701,458	57,309,903

Loss per shares - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Common Stock	Preferred Stock Series A		Preferred Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2025	62,822,263	$6,283	$150,060	2,656	$266	$-	$20,478,838	$(21,149,138)	$(513,691)
Preferred stock dividends, payable in common shares	-	-	48,725	-	-	-	-	(48,725)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	(39,294)	(39,294)
Net loss	-	-	-	-	-	-	-	(187,086)	(187,086)

Balance, March 31, 2026	62,822,263	$6,283	$198,785	2,656	$266	$	$20,478,838	$(21,424,243)	$(740,071)

	Common Stock		Common Stock	Preferred Stock Series A		Preferred Stock	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Payable	Shares	Amount	Payable	Capital	Deficit	Equity
Balance, December 31, 2024	52,712,778	$5,271	$45,813	-	$-	$2,006,000	$16,763,076	$(19,676,325)	$(856,165)
Issuance of common stock for cash	1,000,000	100		-	-	-	49,900		50,000
Issuance of common stock for services	850,000	85	-	-	-	-	56,015	-	56,100
Issuance of common stock for debt and interest	4,367,426	437	-	-	-	-	262,019	-	262,456
Preferred stock issued	-	-	-	2,006	201	(2,006,000)	2,005,799	-	-
Preferred stock dividends, payable in common shares	-	-	41,549	-	-	-	-	(41,549)	-
Preferred stock dividends, payable in cash	-	-	-	-	-	-	-	(29,678)	(29,678)
Warrants issued for services	-	-	-	-	-	-	394,999		394,999
Net loss	-	-	-	-	-	-	-	(560,232)	(560,232)
Balance, March 31, 2025	58,930,204	$5,893	$87,362	2,006	$201	$	$19,531,808	$(20,307,784)	$(682,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

OPERATING ACTIVITIES
Net loss	$(187,086)	$(560,232)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	360
Issuance of common stock for services	-	56,100
Issuance of warrants for services	-	394,999

Changes in operating assets and liabilities:
Accounts receivable	130,955	290,413
Note receivable	1,050	-
Inventory	77,313	(214,107)
Prepaid expenses and other current assets	5,630	10,000
Accounts payable	(90,620)	(3,630)
Accrued liabilities	(30,414)	54,553
Accrued compensation	18,000	-
Customer deposits	(51,915)	(120,942)

Net cash used in operating activities	(126,563)	(92,486)

FINANCING ACTIVITIES
Net borrowings (repayments) under lines of credit	67,753	-
Proceeds from issuance of note payable shareholder	5,231	12,000
Proceeds from notes payable	27,000	-
Repayments of notes payable	(40,882)	(31,865)
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	59,102	30,135

NET INCREASE (DECREASE) IN CASH	(67,461)	(62,351)

CASH
Beginning of period	$134,779	$130,840
End of period	$67,318	$68,489

Supplemental disclosures of cash flow information
Taxes paid	$-	$-
Interest paid	$27,285	$10,398

Non-cash disclosures:
Common stock issued for conversion of debt and interest	$-	$262,046
Preferred stock dividends payable	$48,725	$41,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2025, and notes thereto included in the Company’s annual report on Form 10-K filed on June 25, 2026. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $187,086 for the three months ended March 31, 2026, and had an accumulated deficit of $21,424,243 as of March 31, 2026, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through loans and notes payable as well as private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents as of March 31, 2026, and December 31, 2025.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history in addition to an analysis of future potential credit losses. Management considers the aging of accounts receivable, changes to customer credit ratings, as well as any industry-specific factors and economic growth trends that could impact credit loss estimates. Allowance for doubtful accounts as of March 31, 2026, and December 31, 2025, were $4,900 and $4,900, respectively.

Inventories

Inventories are valued at the lower of cost (determined primarily by the average cost method) or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of March 31, 2026, and December 31, 2025, the Company recorded $47,128 and $47,128, respectively, in allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. During the twelve months ending December 31, 2025, the Company began rolling out its plan to migrate manufacturing of its products produced in California to the Overhoff facility in Ohio. As a result, the Company wrote down $589,177 of Optron’s inventory as the cost/benefit of shipping the inventory was not viable. The Company is exploring a means to recover any liquidation value through the sale of the inventory to a third party. If successful in whole or in part, the Company will record proceeds from the sale of the inventory as income on its financial statements.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2026, and December 31, 2025, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net assets of businesses acquired. The entire goodwill balance in the accompanying financial statements resulted from the Company’s acquisition of Overhoff Technology Corporation in 2006. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that an impairment test be performed at least annually. As of December 31, 2025, the Company performed the required impairment analysis, resulting in an impairment adjustment of $130,514.  Significant estimates used in the goodwill impairment analysis may change in the upcoming year if revenues do not rebound and the cost of materials continues to increase.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. During the three months ended March 31, 2026, and December 31, 2025, there were no derivative liabilities associated with our convertible notes payable.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

Sales returns and allowances were $6,625 and $0 for the three months ended March 31, 2026, and 2025, respectively. The Company provides a one-year warranty on all sales. Warranty expense for the three months ended March 31, 2026, and 2025 was insignificant. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

See Notes 10 and 11 for disclosures of revenue disaggregated by geographical area and product line.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

	Three Months Ended March 31,
	2026	2025
	Common Stock	Common Stock

Numerator:
Net income (loss)	$(187,086)	$(560,232)
Preferred stock dividends	(88,019)	(71,227)
Net income (loss) attributable to common stockholders	$(275,105)	$(631,459)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic	62,701,458	57,309,903
Effect of dilutive securities	-	-
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted	62,701,458	57,309,903

Net income (loss) per share attributable to common stockholders—basic	$(0.00)	$(0.01)
Net income (loss) per share attributable to common stockholders—diluted	$(0.00)	$(0.01)

The following have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders as their effect would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
	Common Stock	Common Stock
Common stock dividends	4,158,951	1,166,216
Convertible notes and interest	54,000	2,418,000
Convertible preferred stock	26,560,000	20,060,000
Warrants	10,666,667	1,000,000
Total anti-dilutive securities	41,439,618	24,644,216

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

Note 3 – Inventories

Inventory as of March 31, 2026, and December 31, 2025, consisted of the following:

	2026	2025
Raw materials	$552,025	$543,795
Work in Progress	430,866	456,938
Finished goods	22,879	82,350
Total inventories	$1,005,770	$1,083,083

As of March 31, 2026, and December 31, 2025, the inventory reserve was $37,351 and $37,351, respectively.

Note 4 – Property and Equipment

The following are the details of property and equipment as of March 31, 2026, and December 31, 2025:

	2026	2025
Furniture and fixtures	$104,674	$104,674
Leasehold improvements	50,091	50,091
Equipment	237,418	237,418
Computers and software	40,340	40,340
	432,523	432,523
Less accumulated depreciation	(432,523)	(431,999)
Property and equipment, net	$-	$524

Depreciation expense for the three months ended March 31, 2026, and 2025 was $524 and $1,304, respectively. At March 31, 2026, and December 31, 2025, the Company had $364,589 of fully depreciated property and equipment that is still in use.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Note 5 – Investments

MIFTEC

On August 3, 2018, the Company closed an agreement by and among, MIFTEC Laboratories, Inc. (“MIFTEC”), a licensee of Magneto-Inertial Fusion Technologies, Inc., (“MIFTI”), and the Company. MIFTEC is a licensee of MIFTI radionuclide technology. MIFTEC will engage the Company to manufacture equipment pursuant to MIFTEC’s specifications and designs and have the Company as a sales representative for the manufactured equipment. The Company will be the exclusive manufacturer and supplier to MIFTEC of equipment in North America and Asia. In addition, the Company received a 10% ownership interest in MIFTEC. The consideration for the exclusive manufacturing rights and a 10% ownership interest in MIFTEC was $500,000 and 300,000 shares of the Company’s common stock valued at $594,000. The fair value was determined based on the Company’s stock price on August 3, 2018. The Company recorded the value of the 10% interest in MIFTEC at $10,000 and recorded $1,084,000 as the acquisition of manufacturing and supply rights in the accompanying consolidated statement of operations during the year ended December 31, 2018. The Company evaluated this investment for impairment and determined that an impairment of $9,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31. 2026, and December 31, 2025, was $1,000 and $1,000, respectively.

MIFTI

In April 2019, the Company also entered into a Cooperative Agreement with MIFTI whereby the Company acquired certain exclusive manufacturing and supply rights, including thermonuclear fusion-powered reactor for production of electricity per MIFTI designs in return for $500,000, of which $100,000 is payable upon signing, $200,000 within four months of the agreement and $200,000 within nine months of the agreement. The $500,000 is an option to buy a 10% interest in MIFTI for $2,700,000, if completed with 24 months of the agreement date. If the option expires, MIFTI shall issue the Company 500,000 shares of common stock and rescind all other exclusive rights contained in the agreement. The option was rescinded, and the Company received 500,000 shares of MIFTI common stock which represents an ownership of approximately 0.56% for its $500,000 investment. The Company evaluated this investment for impairment and determined that an impairment of $499,000 was necessary during the year ended December 31, 2019. The carrying value of this investment at March 31, 2026, and December 31, 2025, was $1,000 and $1,000, respectively.

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

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Information regarding Grapheton for the three months ended March 31, 2026, is below:

Current assets	$42,608
Total assets	717,489
Current liabilities	3,156,887
Total liabilities	3,156,887
Total stockholders’ equity	(2,439,398)

Revenue	$3,299
Cost of goods sold	3,975
Operating expenses	155,605
Other expenses	-
Net Loss	(156,281)

The Company evaluated this investment and recorded a loss attributed to equity investment of $0 during the three months ended March 31, 2026. The carrying value of this investment on March 31, 2026, was $0.

Note 6 – Notes Payable

In connection with the acquisition of assets from ECC the Company issued a note payable to the owner of ECC. The note accrued interest at 5% per annum, requires quarterly principal and interest payments of $4,518, and is due on April 15, 2021. At March 31, 2026, and December 31, 2025, the amount outstanding under this note payable was $0 and $5,272, respectively.

On December 26, 2020, a line of credit held by the company had matured and based on the terms of the line of credit agreement was converted to a note payable upon demand. The obligation accrues interest at the rate of $10.89 per day until the bank receives full payment. As of December 31, 2025, the amount outstanding under this note payable was $0.

On September 30, 2024, the Company entered into a Promissory Note with Gold Team Inc., a company owned by the Company’s CEO, in the amount of $300,000. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. On September 30, 2025, the principal balance on the Note was converted into 300 shares of the Company’s Series A Convertible Preferred and the interest balance of $16,200 was repaid in cash. As of December 31, 2025, the amount outstanding under this note payable was $0.

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

On September 30, 2024, the Company’s previous CFO, Richard Landry, agreed to convert $150,000 in accrued compensation owed to him by the Company into a three-year Promissory Note. The Note bears interest of 7.2% per annum, payable quarterly, and matures on October 1, 2027. As of March 31, 2026, the balance of principal and interest on the Note was $144,900.

On October 29, 2024, the Company entered into a note payable in the amount of $110,000. The note bears non-annualized interest of $31,900 and 78 payments of $1,819 are to be paid weekly until paid in full. As of December 31, 2025, the balance of principal and interest on the Note was $0.

On October 31, 2024, the Company entered into a note payable in the amount of $79,400 and included an origination fee of $2,374. The note bears non-annualized interest of $22,153 and 65 payments of $1,562 are to be paid weekly until paid in full. As of March 31, 2026, the balance on the Note was $0.

During the twelve months ending December 31, 2024, the Company received $150 from Averox, a related party. The note is payable on demand and non-interest bearing.

On December 18, 2025, the Company entered into a note payable in the amount of $210,000. The note bears non-annualized interest of $60,900 and 80 payments of $3,386.25 are to be paid weekly until paid in full. As of March 31, 2026, the balance of principal and interest on the Note was $175,875.

During the twelve months ended December 31, 2025, and 2024, the Company received $2,050 and $2,500, respectively, from Cali From Above, a related party. The balance on the note as of March 31, 2026, is $4,550 and is payable on demand and non-interest bearing.

On March 31, 2026, the Company entered into a note payable in the amount of $27,000. The note bears non-annualized interest of $7,560 and 67 payments of $516 are to be paid weekly until paid in full. As of March 31, 2026, the balance of principal and interest on the Note was $27,000.

The following table summarizes the current and long-term portion of notes payable as of March 31, 2026:

Total notes payable	352,475
Less: current portion	(234,580)
Long term portion, net	117,895

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Convertible Notes

On April 17, 2024, the Holder of the Company’s convertible Notes issued on May 5, 2022, and October 10, 2022, agreed to extend the maturity dates to December 31, 2024, under Amendment #2 of the Notes. In consideration for extending the maturity dates, the principal balance of Note 1 was increased by $50,000 and the principal balance of Note 2 was increased by $20,000. During the twelve months ending December 31, 2025, the Company converted $262,046 in principal and interest in exchange for 4,367,426 shares of common stock and both Notes are paid in full.

On December 20, 2024, the Company received $72,000 through Digital Trust, LLC (custodian to an IRA owned by Michael Hastings, our CFO), in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding. On June 18, 2025, and as an incentive to convert the Note, the Company modified the conversion terms whereby if the Lender delivers written notice of conversion by September 30, 2025, the Lender would be entitled to convert the outstanding balance at a rate of 0.05 divided by the amount converted. The Lender accepted the incentive and on June 23, 2025, the Company issued 1,440,000 common shares to its CFO in satisfaction of $72,000 principal. Upon conversion, the principle on the note was considered paid in full and $2,160 in accrued interest remains outstanding as of March 31, 2026. The Company evaluated the transaction under ASC 470-20 and recognized incentive expense of $12,000, representing the fair value of the added consideration.

On December 20, 2024, the Company received $72,000 from a shareholder, in connection with a convertible note. The loan has terms of 62 months and accrues interest at 6% per annum, payable quarterly. The note is convertible any time after six months from the effective date and is convertible at a rate of 200,000 common shares per $12,000 of all principal and interest then outstanding. On June 18, 2025, and as an incentive to convert the Note, the Company modified the conversion terms whereby if the Lender delivers written notice of conversion by September 30, 2025, the Lender would be entitled to convert the outstanding balance at a rate of 0.05 divided by the amount converted. The Lender accepted the incentive and on June 23, 2025, the Company issued 1,440,000 common shares in satisfaction of $72,000 principal. Upon conversion, the principle on the note was considered paid in full and $1,080 in accrued interest remains outstanding as of March 31, 2026. The Company evaluated the transaction under ASC 470-20 and recognized incentive expense of $12,000, representing the fair value of the added consideration.

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

The following table summarizes certain details related to our outstanding convertible notes:

	March 31, 2026
Maturity Date	Principal Amount	Contractual Interest	Stated Interest Rate	Default Interest	Effective Interest Rate
February 20, 2030	$-	$1,080	6%	12%	6.17%
February 20, 2030	$-	$2,160	6%	12%	6.17%
October 31, 2027	$50,000	$5,208	24%	24%	26.82%
December 18, 2027	$25,000	$1,563	24%	24%	26.82%

Demand Notes Payable to Shareholders

Robert Goldstein, the CEO and majority shareholder, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. As of March 31, 2026, and December 31, 2025, the balance owed was $90,330 and $90,330, respectively.

Michael Hastings, the CFO, has loaned funds to the Company from time to time to cover general operating expenses. These loans are evidenced by unsecured, non-interest-bearing notes, payable upon demand. As of March 31, 2026, and December 31, 2025, the balance owed was $5,231 and $0, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Future maturities of all loans and notes payable as of March 31, 2026, and December 31, 2025, are as follows:

Years ended December 31,	March 31, 2026	December 31, 2025
2025	$-	$272,254
2026	233,404	259,433
2027	289,632	-
2028	-	-
2029	-	-
Thereafter	-	-
	$523,036	$531,687

Note 7 – Lines of Credit

As of March 31, 2026, the Company had three lines of credit with a maximum borrowing amount of $500,000 with interest ranging from 5.5% to 55.0%. As of March 31, 2026, and December 31, 2025, the amounts outstanding under these lines of credit were $452,383 and $384,630, respectively.

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

The lease expense for the three months ended March 31, 2026, and 2025 was $18,000 and $0, respectively. Cash paid under operating leases during the three months ended March 31, 2026, and 2025 was $18,000 and $0, respectively. As of March 31, 2026, the weighted average remaining lease term is 0.1 years, and the weighted average discount rate is 8%.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Note 9 – Shareholders’ Equity

Common stock

During the three months ended March 31, 2026, the Company did not issue any common stock.

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

During the three months ended March 31, 2026, the Company did not issue any preferred stock.

During the three months ended March 31, 2025, the Company issued:

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

As of March 31, 2026, the Company has accrued an aggregate of $168,717 in cash dividends and 4,158,950 common stock dividends at a fair value of $198,786. All current holders of our Series A preferred agreed to defer payment of accrued interest entitled to them through June 30, 2026.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Additional Paid in Capital

During the three months ending March 31, 2026, and 2025, the Company recorded $0 and $394,999, respectively to additional paid in capital in recognition of the fair value of warrants issued for services.

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

The Company’s warrants are classified as equity, and their value is carried in the additional paid-in capital account in the stockholders’ equity section of the balance sheet. The following table summarizes the activity related to warrants outstanding:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2024	1,000,000	$0.04	3.78	$39,000
Granted	11,013,726
Forfeited	(200,000)
Exercised	(1,147,059)
Outstanding, December 31, 2025	10,666,667	$0.07	2.33	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2026	10,666,667	$0.07	2.09	$11,333
Exercisable, March 31, 2026	10,666,667	$0.07	2.09	$11,133

The following table summarizes information about outstanding and exercisable warrants as of March 31, 2026.

Outstanding and Exercisable
Number of Warrants	Exercise Price
5,666,667	$0.06
5,000,000	$0.08
10,666,667

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

The following tables summarize the Company’s segment information for the years ended March 31, 2026, and 2025:

	March 31,
	2026	2025
Sales
Optron	$97,090	$86,217
Overhoff	255,119	390,488
Corporate	-	-
	$352,209	$476,705

Gross profit
Optron	$37,595	$46,931
Overhoff	117,400	301,986
Corporate	-	-
	$154,995	$348,917

Income (loss) from operations
Optron	$21,219	$(83,329)
Overhoff	(122,690)	56,148
Corporate	(44,432)	(496,699)
	$(145,903)	$(523,880)

Interest Expenses
Optron	$5,087	$2,046
Overhoff	30,253	20,151
Corporate	5,843	14,155
	$41,183	$36,352

Net income (loss)
Optron	$16,132	$(85,375)
Overhoff	(152,944)	35,997
Corporate	(50,275)	(510,854)
	$(187,086)	$(560,232)

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

	As of March 31,
	2026	2025
Total Assets
Optron	$31,722	$912,495
Overhoff	1,601,945	1,566,818
Corporate	5,283	18,517
	$1,638,950	$2,497,830

Goodwill
Optron	$-	$-
Overhoff	439,662	570,176
Corporate	-	-
	$439,662	$570,176

Note 11 – Geographical Sales

Net geographical sales are based on the location of customers of both reportable segments. Operating income for each geographic segment consists of net sales to third parties. The geographical information provided to the Company’s chief operating decision maker for the purpose of making decisions and assessing segment performance excludes asset information.

The geographical distribution of the Company’s sales for the three months ended March 31, 2026, and 2025 is as follows:

	2026	2025
Geographical sales
North America	$203,461	$446,377
Asia	30,064	24,954
South America	-	-
Other	118,684	5,374
	$352,209	$476,705

Note 12 – Concentrations

For the three months ending March 31, 2026, two customers accounted for 26% and 18% of the Company’s sales. At March 31, 2026, two customers accounted for more than 10% of the accounts receivable balance, 35%, and 20%, respectively.

For the three months ended March 31, 2025, two customers accounted for 29% and 35% of the Company’s sales.

No vendors accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2026, and 2025.

Note 13 – Related Party Transactions

The Company leases its current facilities month-to-month from Gold Team Inc., a company principally owned by the Company’s CEO, which owns both Canoga Park, CA and Milford, Ohio locations. Rent expense for the three months ended March 31, 2026, and 2025 was $18,000 and $0, respectively. As of March 31, 2026, and March 31, 2025, amounts payable to Gold Team Inc. in connection with the above leases was $0. (See Note 8).

During the three months ending March 31, 2026, the Company received an aggregate of $5,231 in on demand, non-interest loans from its CFO. (See Note 6)

On December 1, 2025, the Board of Directors approved monthly salaries to its Chief Executive Officer and Chief Financial Officer for $4,000 and $2,000, respectively. Salaries will be accrued, beginning on January 1, 2026, but not be paid until future authorization by the Board. As of March 31, 2026, and March 31, 2025, the Company had accrued compensation payable to its CEO of $31,000 and $13,000, respectively.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

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

On April 10, 2026, the Company entered into a note payable in the amount of $200,000 with a related party. The note bears interest at 11.24% per annum and matures on April 10, 2056, with monthly payments of $2,057 due monthly. Upon closing, the parties agreed to a loan fee of $12,000 and was deemed advanced by the lender and added to the principal balance.

On April 16, 2026, Michael Pope notified the Company of his decision to resign as a member of the Board of Directors of the Company. Mr. Pope’s decision to resign was to pursue other opportunities and did not result from any disagreement with the Company regarding any matter relating to our operations, policies, or practices.

On June 23, 2026, the Company received $40,000 in cash from its CFO. The note is considered on demand and non-interest bearing.

On July 1, 2026, the Company received Notices of Default on its two Demand Line of Credit Notes dated December 5, 2011, with US Bank. The principal and interest became due and payable on June 30, 2026, and as of July 1, 2026, the interest rate will accrue at the default rate of 5% per annum, plus the interest rate otherwise payable.

On July 16, 2026, the Company issued a promissory note payable to a third party in the principal amount of $50,000. The note bears interest at an annual rate of approximately 24%, with interest accruing monthly at a rate of 2.0%. All principal and accrued interest are due in a lump-sum payment of $75,000 at maturity on July 1, 2028. The note contains multiple settlement and conversion options available to the lender at maturity, in lieu of a cash settlement.

Conversion terms

●	MIFTI Share Purchase Option: The lender maintains the right to purchase 75,000 common shares of MIFTI currently held by the Company at an exercise price of $1.00 per share.

●	Company Stock Conversion Option: The lender maintains the right to settle the outstanding note obligation in exchange for 1,000,000 shares of the Company’s common stock at a designated price of $0.75 per share.

On August 4, 2026, the Company received $5,000 in cash from its CFO. The note is considered on demand and non-interest bearing.

On August 12, 2026, the Company entered into a note payable in the amount of $253,500 to consolidate two prior outstanding notes with the lender. At closing, $183,442 was applied to the balances of the existing notes and the Company received $70,058 in net proceeds. The note bears non-annualized interest of $63,375 (approximately 29.86% annually) and 80 payments of $3,961 are to be paid weekly until paid in full.

On August 31, 2026, the Company entered into a Multi-party Netting and Offset Agreement whereby certain related party transactions resulting from various agreements, transactions, loans, accounts payable, accounts receivable, and other obligations have been settled. The following reflects the amounts settled/netted between parties.

US NUCLEAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Related Party Loans1

LENDER	BORROWER	AMOUNT AS OF 8/31/2026
Cali From Above	Overhoff	2,500.00
Overhoff Technology	Averox	(14,000.00)
Optron Scientific	Averox	(23,720.25)
Cali From Above	Optron	2,050.00
Averox	US Nuclear	150.00
Electronic Control Concepts	Averox	(2,245.50)
	Total, Due to Cali From Above	4,550.00
	Total, Due from Averox	(39,815.75)
Offset against Shareholder Loans Owed to Robert Goldstein		(35,265.75)

Shareholder Loans

LENDER	BORROWER	AMOUNT AS OF 8/31/2026
Goldstein	Overhoff Technology	23,400.00
Goldstein	Optron Scientific	76,419.20
US Nuclear	Goldstein	(6,288.39)
Electronic Control Concepts	Goldstein	(3,201.00)
	Total, Due to Goldstein	90,329.81
	Offset	(35,265.75)
	Balance, Due to Goldstein	55,064.06

[1]	Robert Goldstein holds a controlling interest in Averox. Cali From Above is a wholly owned subsidiary of Averox.

On September 16, 2026, the Company issued a promissory note payable to a third party in the principal amount of $30,000. The note bears interest at an annual rate of approximately 24%, with payments of $3,600 semi-annually ($3,600 every six months) to accrue until paid as a lump sum of $37,200 at maturity on September 16, 2027.

The note contains multiple settlement and conversion options available to the lender at maturity, in lieu of a cash settlement:

●	MIFTI Share Purchase Option: The lender maintains the right to purchase 30,000 common shares of MIFTI currently held by the Company at an exercise price of $1.00 per share. The right to purchase is in effect for the full twelve-month term of the Note, plus an additional six months after the maturity date.

On September 30, 2026, the Company and a note holder agreed to amend the $150,000 promissory note executed on September 30, 2024, modifying the payment terms of the Agreement. Beginning October 15, 2026, the Company will make eighteen payments of $2,000 monthly and beginning on April 15, 2028, the Company will make $6,000 monthly payments until all principal and interest are paid in full. The Maturity date has been extended to September 30, 2030.

Effective October 1, 2026, the Company and its shareholders have agreed to amend the rights of the holders of Series A Preferred Stock so that the percentage of common stock to which such holders are entitled shall be reduced from twelve percent (12%) to nine percent (9%) so that each holder of Series A Preferred Stock shall be entitled to receive an annual dividend, payable quarterly, equal to either (a) six percent (6%) of such holder’s Stated Value, payable in cash, or (b) nine percent (9%) of such holder’s Stated Value, payable in shares of common stock.

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

Generally, our product concentration places a heavy reliance on our Overhoff Technology division. During the three months ending March 31, 2026, we derived 61% of our total revenues from sales made by Overhoff. Our international revenues were 42% of our total revenue during the three months ended March 31, 2026. We expect this to increase over time as we continue to field new order inquiries and engage new customers overseas. We believe that South Korea and China will likely be a larger contributor to revenue within the next few years. While we maintain steady growth domestically, the international side of our business may be a larger component as nuclear technology and rapid development for clean energy grows abroad. Additionally, the Company relies on continued growth and orders from CANDU reactors (Canada Deuterium Uranium), and rapid development of the next generation of nuclear reactors called Molten Salt Reactors, (MSR) and Liquid-Fluoride Thorium Reactors (LFTR), all of which purchase tritium detection and monitor products. There can be no assurances as to our growth projections and our risk profile as we depend upon increased foreign customers for business.

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

Results of Operations

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%

Sales	$352,209	$476,705	$(124,496)	-26.1%
Cost of goods sold	197,214	127,788	69,426	54.3%
Gross profit	154,995	348,917	(193,922)	-55.6%
Selling, general and administrative expenses	300,898	872,797	(571,899)	-65.5%
Loss from operations	(145,903)	(523,880)	377,977	-72.1%
Other expense	(41,183)	(36,352)	(4,831)	13.3%
Loss before provision for income taxes	(187,086)	(560,232)	373,146	-66.6%
Provision for income taxes	-	-	-
Net loss	$(187,086)	$(560,232)	$373,146	-66.6%

Sales for the three months ended March 31, 2026, were $352,209 compared to $476,705 for the same period in 2025. The decrease of $124,496 or 26.1% is largely a result of a decrease in sales at our Overhoff subsidiary of $135,369 offset by an increase in sales at our Optron facility of $10,873. Sales from period to period are also dependent on the mix of products and services sold during the period. The geographic breakdown in sales during the three months ending March 31, 2026, is as follows:

North America 57.76%

Asia (Including Japan) 8.54%

Other 33.7%

Our gross margins for the three months ended March 31, 2026, were 44.01% as compared to 73.19% for the same period in 2025. Gross margins decreased for the three months ending March 31, 2026, by $193,922. This compression was primarily driven by an approximate $65,000 increase in indirect labor costs allocated to manufacturing overhead during the current quarter, which resulted in unfavorable production cost absorption. The remaining variance was driven by a shift in revenue mix between lower-margin services and higher-margin products, as well as inflationary fluctuations in raw material costs.

Selling, general and administrative expenses for the three months ended March 31, 2026, were $300,898 compared to $872,797 for the same period in 2025. The decrease of $571,899 or 65.5% was principally due to $451,099 in stock-based compensation as well as decreases in professional fees and commissions. Stock based compensation is issued for advisory services and as an incentive to consultants to increase revenues through the acquisition of new customers.

Other expense for the three months ended March 31, 2026, was $41,183 compared to $36,352 for the same period in 2025 and reflects interest expense incurred during the period.

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

Total assets decreased by $282,934 to $1,638,950 at March 31, 2026, compared to $1,921,883 at December 31, 2025. This decrease was primarily driven by lower accounts receivable balances and a reduction in inventories.

Total liabilities decreased by $56,553 to $2,379,021 at March 31, 2026, compared to $2,435,574 at December 31, 2025. This net decrease was primarily driven by reductions in customer deposits, accounts payable, and notes payable, which were partially offset by increases in accrued liabilities, accrued officer compensation, and credit facility borrowings.

Net cash used in operating activities for the three months ended March 31, 2026, was $126,563 compared to $92,486 for the same period in 2025. The change in cash used in operations was principally due to changes in inventory, accounts receivable, accounts payable, and customer deposit working capital accounts.

Net cash used in investing activities was $0 for both the three months ended March 31, 2026, and March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2026, was $59,102 compared to $30,135 for the same period in 2025. The increase in cash from financing activities was primarily driven by increases to borrowing under our lines of credit and notes payable, offset by a reduction in proceeds from the sale of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2026.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

See our Form 10K filed on June 23, 2026, for Risk Factors.

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

Date: October 13, 2026